Form 10-Q
period 1996-03-31
FINANCIAL BANCORP INC
filed 1996-05-13
CIK 855932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                        or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -----------------

Commission File Number: 0-18126
                        -------

                        FINANCIAL BANCORP, INC.
                        -----------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                      06-1391814
       --------                                      ----------
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

            42-25 Queens Boulevard, Long Island City, NY  11104
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                 (718) 729-5002
                                 --------------
            (Registrant's telephone number, including area code)

                                 Not Applicable
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               (1) X    Yes      No
                                                           ---        ---
                                                       (2)  X    Yes      No
                                                           ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 1,838,365 shares of the Registrant's common stock outstanding as of May 13, 1996.
      ------------

                             FINANCIAL BANCORP, INC.
                                    Form 10-Q
                                      Index

Part I - Financial Information                                          Page
- - ------------------------------                                          ----

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition
               as of March 31, 1996 (Unaudited) and September 30, 1995    3

               Consolidated Statements of Income for the
               Three and Six Months ended March 31, 1996 and 1995
               (Unaudited)                                                4

               Consolidated Statement of Changes in
               Stockholders' Equity for the Six Months
               ended March 31, 1996 (Unaudited)                           5

               Consolidated Statements of Cash Flows for the
               Six Months ended March 31, 1996 and 1995
               Unaudited)                                                 6-7

               Notes to Consolidated Financial Statements                 8-12

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-19

Part II - Other Information
- - ---------------------------

Item 1.        Legal Proceedings                                          20

Item 2.        Changes in Securities
                 Not applicable.                                          20

Item 3.        Defaults Upon Senior Securities
                 Not applicable.                                          20

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                    20-21

Item 5.        Other Information                                          21

Item 6.        Reports on Form 8-K
                 Not applicable.                                          21

               Signature Page                                             22

               Exhibits
               Exhibit 11:  Computation of per share earnings
               Exhibit 27:  Financial Data Schedule

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

Assets                                       MARCH 31,           SEPTEMBER 30,
- - ------                                         1996                  1995
                                          --------------        ---------------
Cash and amounts due from
 depository institutions                    $2,464,044              $2,395,316
Federal funds sold and securities
 purchased under agreements to resell        3,900,000               5,458,000
                                          --------------        ---------------
  Total cash and cash equivalents            6,364,044               7,853,316

Investment securities available for sale     5,709,938                       0
Investment securities held to maturity,
 net; estimated fair value of $45,499,000
 and $38,857,000 at March 31, 1996 and
 September 30, 1995, respectively           46,074,979              38,935,960
Mortgage-backed securities held to
 maturity, net; estimated fair value
 of $56,134,000 and $62,544,000 at
 March 31, 1996 and September 30,
 1995, respectively                         55,820,765              62,008,234
Loans receivable, net                      126,405,296             110,061,579
Real estate owned, net                         463,698                 591,027
Investments in real estate, net              3,721,370               3,531,166
Premises and equipment, net                  2,502,014               1,862,127
Federal Home Loan Bank of New York
 stock, at cost                              1,675,800               1,423,000
Accrued interest receivable, net             1,986,231               1,575,020
Other assets                                 1,148,584                 981,927
                                          -------------         ---------------
    Total assets                          $251,872,719            $228,823,356
                                          =============         ===============

Liabilities and stockholders' equity
- - ------------------------------------
Deposits                                  $193,988,187            $186,491,588
Advance payments by borrowers for
 taxes and insurance                         1,099,645                 954,080
Advances from Federal Home Loan
 Bank of New York                           10,375,000               5,375,000
Securities sold under agreements
 to repurchase                              13,100,000               7,126,250
Treasury tax and loan account and
 other short term borrowings                 4,867,356                       0
Other liabilities                            1,607,136               1,697,410
                                          -------------         ---------------
    Total liabilities                      225,037,324             201,644,328
                                          -------------         ---------------
Stockholders' equity
Preferred  stock,  $0.01 par value,
 2,500,000  shares  authorized;
 none issued
Common stock, $0.01 par value,
6,000,000 shares authorized;
2,185,000 shares issued, 1,873,365
and 1,971,963 shares outstanding
at March 31, 1996 and September 30,
1995, respectively                              21,850                  21,850
Additional paid-in capital                  20,155,454              20,130,021
Retained earnings - substantially
 restricted                                 12,299,655              11,544,464
Common stock acquried by Employee
 Stock Ownership Plan (ESOP)                (1,254,350)             (1,335,278)
Common stock acquired by Recognition
 & Retention Plan (RRP)                       (522,354)               (590,487)
Unrealized gains on investment
 securities available for sale,
 net of income taxes                            12,868                       0
Treasury stock, at cost; 311,635
 and 213,037 shares at March 31,
 1996 and at September 30, 1995,
 respectively                               (3,877,728)             (2,591,542)
                                          -------------         ---------------
    Total stockholders' equity              26,835,395              27,179,028
                                          -------------         ---------------
    Total liabilities and
     stockholders' equity                 $251,872,719            $228,823,356
                                          =============         ===============

See accompanying notes to consolidated financial statements

                                      -3-



                           FINANCIAL BANCORP, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       ------------------------            -------------------------------
                                                                MARCH 31,                            MARCH 31,
                                                       ------------------------            -------------------------------
                                                            1996        1995                   1996               1995
                                                       -----------  -----------            -------------------------------


Interest income:
   Loans                                               $2,500,456        $1,773,317        $4,839,087          $3,471,072
   Mortgage-backed securities                           1,014,461         1,055,872         2,084,692           1,973,719
   Investments                                            870,042           482,360         1,661,998             819,194
   Federal funds sold and securities purchased
        under agreements to resell                          8,232            76,634            19,235             102,590
                                                       ----------        ----------        ----------          ----------
               Total interest income                    4,393,191         3,388,183         8,605,012           6,366,575
                                                       ----------        ----------        ----------          ----------

Interest expense:
   Deposits                                             1,881,737         1,425,381         3,790,913           2,493,675
   Advances and other borrowed money                      288,199            16,637           449,852              27,837
                                                       ----------        ----------        ----------          ----------
               Total interest expense                   2,169,936         1,442,018         4,240,756           2,521,512

Net interest income                                     2,223,255         1,946,165         4,364,247           3,845,063
Provision for loan losses                                  76,000            35,792           130,000              65,792
                                                       ----------        ----------        ----------          ----------
Net interest income after provision for loan losses     2,147,255         1,910,373         4,494,247           3,910,855
                                                       ----------        ----------        ----------          ----------
Non-interest income:
   Fees and service charges                                83,772            63,773           171,844             127,570
   Gain (Loss) on investment securities                    20,020                 0            20,020              (3,984)
   (Loss) from real estate operations                     (19,438)          (23,074)          (42,048)            (76,074)
   Miscellaneous                                            7,590             4,113            19,288               9,517
                                                       ----------        ----------        ----------          ----------
               Total non-interest income                   91,944            44,812           169,104              57,029
                                                       ----------        ----------        ----------          ----------

Non-interest expenses:
   Salaries and employee benefits                         664,677           675,166         1,311,182           1,315,496
   Net occupancy expense of premises                      118,853           134,685           231,333             251,382
   Equipment                                              138,760           124,154           276,410             240,169
   Advertising                                             20,018            45,808            45,067              76,040
   Loss from real estate owned                             16,731            18,771            45,947              25,252
   Federal insurance premium                               98,636            97,486           187,781             185,400
   Miscellaneous                                          295,607           287,852           557,017             554,927
                                                       ----------        ----------        ----------          ----------
               Total non-interest expenses              1,353,282         1,383,922         2,654,737           2,648,666
                                                       ----------        ----------        ----------          ----------

Income before income taxes                                885,917           571,263         1,748,614           1,187,634
Income taxes                                              391,316           240,542           770,255             499,700
                                                       ----------        ----------        ----------          ----------
Net income                                               $494,601          $330,721          $978,359            $687,934
                                                       ==========        ==========        ==========          ==========
Net income per common share & common stock equivalents      $0.27             $0.16             $0.53               $0.34
                                                       ==========        ==========        ==========          ==========
Weighted average number of common shares & common
   stock equivalents                                    1,816,200         2,041,900         1,847,300           2,039,400
                                                       ==========        ==========        ==========          ==========

See accompanying notes to consolidated financial statements


                                                   FINANCIAL BANCORP. INC.
                                                      AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                                                                                             Unrealized
                                                                                                Gain
                                                                                             on Investment
                                                         Retained     Common      Common     Securities
                                           Additional   Earnings -    Stock       Stock      Available for
                                  Common   Paid-in    Substantially   Acquired    Acquired   Sale Net of      Treasury
                                   Stock   Capital     Restricted     By ESOP      By RRP    Income Taxes      Stock        Total
                                  ------   -------    -------------   --------    --------   -------------    --------     --------



Balance at September 30, 1995    $21,850  $20,130,021  $11,544,464   ($1,335,278) ($590,487)          $0   ($2,591,542) $27,179,028

Net Income for the six months
  ended March 31, 1996                -            -       978,359            -          -             -            -       978,359

Reduction of ESOP debt                -        25,433           -         80,928         -             -            -       106,361

Amortization of cost of
  common stock acquired
  by the RRP                          -            -            -             -      68,133            -            -       $68,133

Unrealized gains on Investment
  Securities available for sale
  net of income taxes                 -            -            -             -          -        12,868            -       $12,868

Purchase of 98,598 shares
  of treasury stock                   -            -            -             -          -             -    (1,286,186) ($1,286,186)

Dividends paid                        -            -      (223,168)           -          -             -            -      (223,168)
                                 -------  -----------  -----------    ----------   --------      -------    ----------  -----------

Balance at March 31, 1996        $21,850  $20,155,454  $12,299,655   ($1,254,350) ($522,354)     $12,868   ($3,877,728) $26,835,395
                                 =======  ===========  ===========    ==========   ========      =======   ==========   ===========












See accompanying notes to consolidated financial statements.



                                           FINANCIAL BANCORP, INC.
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                            --------------------------------
                                                                           MARCH 31,
                                                            --------------------------------
                                                               1996                  1995
                                                            ------------          ----------

Cash flow from operating activities:
 Net income                                                     $978,359            $687,934
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Loss on write-down of investment securities                           0               3,984
 Loss (Gain) on sale of real estate owned                         (5,837)             (6,611)
 (Gain) on sale of securities available for sale                 (20,020)                  0
 Net amortization of premiums and accretion
  of discounts on investment securities                            7,010              10,883
 Net amortization of premiums and accretion
  of discounts on mortgage-backed securities                       1,368              (7,656)
 Accretion of deferred loan fees and discounts                   (34,565)             (9,850)
 Depreciation and amortization of premises
  and equipment                                                  150,565             153,152
 Provision for loan losses                                       130,000              65,792
 Provision for losses on real estate owned                         8,436               5,021
 Cost of ESOP and RRP                                            174,494             127,175
 Deferred income taxes                                            18,827                 --
 (Increase) in accrued interest receivable, net                 (411,211)           (446,194)
 (Increase) decrease in refundable income taxes                 (134,452)             27,631
 (Increase) decrease in other assets                             (61,142)           (152,223)
 (Decrease) increase in other liabilities                        (90,274)            812,488
                                                            ------------          ----------
  Net cash provided by operating activities                      711,558           1,271,526
                                                            ------------          ----------
Cash flows from investing activities:
 Purchases of investment securities available for sale        (5,686,719)                  0
 Purchases of investment securities                          (30,566,875)        (16,413,729)
 Proceeds from sales of investment securities
  available for sale                                           2,010,625                   0
 Proceeds from maturities of investment securities            21,430,000                   0
 Purchases of mortgage-backed securities                               0         (19,294,196)
 Purchases of mortgage loans                                  (7,960,066)                  0
 Proceeds from principal repayments on
  mortgage-backed securities                                   6,186,101           2,871,178
 Loan originations, net of repayments                         (8,377,946)         (7,204,639)
 Additions to premises and equipment                            (980,656)           (356,737)
 Proceeds from sale of and insurance recoveries
  on real estate owned                                            25,066             442,131
 Capitalized expenses on real estate owned                        (1,476)            (49,325)
 Purchase of FHLB of NY stock                                   (252,800)           (155,100)
 Net cash received on acquisition of branch                            0          14,678,227
 Net (increase) in investments in real estate                          0          (1,148,049)
                                                            -------------       ------------
  Net cash provided by investing activities                  (24,174,746)        (26,630,239)
                                                            -------------       ------------



See accompanying notes to consolidated financial statements.


                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                       ---------------------------
                                                                                MARCH 31,
                                                                       ----------------------------
                                                                          1996             1995
                                                                       ------------    ------------
Cash flows from financing activities:
 Net increase in deposits                                           $  7,496,599      $ 22,723,119
 Proceeds from FHLB of NY advances                                     9,200,000                 0
 Net (decrease) in short-term borrowings from FHLB of NY              (4,200,000)                0
 Proceeds from reverse repurchase agreements                          18,100,000                 0
 Repayments of reverse repurchase agreements                         (12,126,250)                0
 Net increase in other short-term borrowings                           4,867,356                 0
 Conversion expenses                                                           0           (43,099)
 Increase in advance payments by
  borrowers for taxes and insurance                                      145,565           (86,709)
 Dividends paid                                                         (223,168)         (109,250)
 Purchase of RRP shares                                                        0          (681,331)
 Purchase of treasury stock                                           (1,286,186)         (587,125)
                                                                    ------------      ------------
  Net cash provided by financing activities                           21,973,916        21,215,605
                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                  (1,489,272)       (4,143,108)
Cash and cash equivalents - beginning                                  7,853,316        14,479,514
                                                                    ------------      ------------
Cash and cash equivalents - ending                                  $  6,364,044      $ 10,336,406
                                                                    ============      ============

Supplemental schedule of noncash investing and
 financing activities:
 Loans transferred to real estate owned                             $     47,360      $    432,850
                                                                    ============      ============
 Loans to facilitate sale of real estate owned                      $    148,500      $          0
                                                                    ============      ============

 Property transferred to investment in real estate                  $    195,724      $          0
                                                                    ============      ============

 Transfer to investment securities available for sale
  Investment securities                                             $  1,989,839      $          0
                                                                    ============      ============
Unrealized gain on investment securities available for sale         $     22,978      $          0
Deferred income taxes                                                    (10,110)                0
                                                                    ------------      ------------
                                                                    $     12,868      $          0
                                                                    ============      ============

Supplemental  disclosures  of cash flow  information:
 Cash paid (net of refunds received) during the year for:
 Federal, state and city income taxes                                    888,000           498,800
                                                                    ============      ============
 Interest on deposits and borrowed funds                            $  4,099,891      $  2,541,101
                                                                    ============      ============

Assets acquired in connection with acquisition of branch:
 Cash and cash equivalents                                                    -       $ 14,678,227
 Other assets                                                                 -              8,539
                                                                    ------------      ------------
                                                                              -       $ 14,686,766
                                                                    ============      ============
Liabitlities assigned in connection with acquisition of branch:
 Deposits                                                                     -       $ 14,813,335
                                                                    ============      ============
 Excess of cost over assets acquired                                          -       $    126,569
                                                                    ============      ============


See Accompanying notes to consolidated financial statements.

                   FINANCIAL BANCORP, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Financial Bancorp, Inc. (the "Company"), its wholly owned subsidiaries, 842 Manhattan Avenue Corp. which manages real property, and Financial Federal Savings Bank (the "Bank") a federally chartered stock association, and the Bank's wholly owned subsidiaries, Finfed Development Corp., which participates in a joint venture for the development of land and sale of lots, Finfed Funding Ltd., which serves as a conduit for funding investments in Finfed Development Corp., and F.S. Agency Inc., which is engaged in the sale of annuities. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period presented. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year.

ACCOUNTING STANDARDS
In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. SFAS 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are required to be classified into one of three categories: held to maturity, available for sale, or trading. Pursuant to SFAS 115, investments in debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held-to-maturity securities shall be classified as available for sale securities and reported at fair value, with unrealized holding gains or losses reported in a separate component of stockholders' equity. The initial application of SFAS 115, effective October 1, 1994 did not result in any reclassification of securities to the available for sale category, as the Bank elected to maintain its original intent of holding its investments and mortgage-backed securities until maturity.

As permitted by the FASB's "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities", the Bank reassessed the classification of its held to maturity portfolio during the quarter ended December 31, 1995. As a result of such reassessment, the Bank transferred investment securities with a book value of $1,989,839 and a fair value of $2,005,630 from held to maturity to available for sale. In connection with such transfer, the unrecognized gain, net of deferred income taxes, of $ 8,843 was recognized and classified as a separate component of stockholders' equity.

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan. "SFAS 114 generally would require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. SFAS 114 also provides that in-substance foreclosed loans should not be included in real estate owned for financial reporting purposes, but rather should be included in the loan portfolio. SFAS 114 is effective for fiscal years beginning after December 15, 1994, and earlier application is encouraged. In October 1994, the FASB amended certain provisions of SFAS 114 via the issuance of Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 118 amends SFAS 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on recorded investments in certain impaired loans and how a creditor recognizes related interest income. The effective date of SFAS 118 is the same as for SFAS 114. SFAS 114, as amended by SFAS 118, was adopted effective October 1, 1995. Such adoption did not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Certain amounts for the three and six months ended March 31, 1995 have been reclassified to conform with the current period's presentation.

IMPACT OF NEW ACCOUNTING STANDARDS
In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is to be recognized if the carrying value of such asset exceeds its fair value. In regard to long-lived assets to be disposed of either through sales or abandonment, such assets are to be carried the lower of cost of fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995 and restatement of previously issued financial statements is not permitted. SFAS 121, when adopted, is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

In June 1995, the FASB issued Statement of Financial Accounting Standards No. 122, ("SFAS 122") "Accounting for Mortgage Servicing Rights". SFAS 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based upon an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. SFAS 122 is effective prospectively in fiscal years beginning after December 15, 1995 and early application is encouraged. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this statement is prohibited. SFAS 122, when adopted, is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic valued based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to continue the use of the accounting method under APB Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. SFAS 123 is effective for transactions entered into during fiscal years that begin after December 15, 1995. SFAS 123, when adopted, is not expected to have a material adverse effect on the Company's consolidated condition or results of operations.

EARNINGS PER SHARE
Net income per common share and common stock equivalents is computed by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the unallocated shares held by the ESOP. Stock options granted are considered in earnings per share as common stock equivalents, if dilutive, using the treasury stock method.


INVESTMENT SECURITIES
The following table sets forth information regarding the carrying and estimated fair value of the Bank's investment securities at the dates indicated:


                                                MARCH 31, 1996        SEPTEMBER 30, 1995
                                             ----------------------   ---------------------
                                             CARRYING        FAIR     CARRYING       FAIR
                                              VALUE         VALUE      VALUE        VALUE
                                             ---------     --------   ---------    --------
                                                             (in thousands)

Investment Securities:
 Held to maturity
   U.S. Treasury securities and
    other government agencies                  $46,060      $45,484     $38,921     $38,842
   Other securities                                 15           15          15          15
                                             ---------      -------     -------     -------
     Total investment securities
      held to maturity                         $46,075      $45,499     $38,936     $38,857
                                             =========      =======     =======     =======
 Available for sale
   U.S. Treasury securities                     $4,987       $5,005           -           -
   Equity securities                               700          705
   Add: Unrealized gain                             23            -           -           -
                                             ---------      -------    --------     -------
    Total investment securities                 $5,710       $5,710           -           -
      available for sale                     =========      =======    ========     =======








The Bank's investment securities held to maturity portfolio consists primarily of medium-term U.S. Government Agency securities with various features such as calls and/or interest rate "step-ups". As of March 31, 1996, the Company held $40.0 million of various medium-term U.S. Government Agency securities, with various call features and $3.6 million of similar securities with interest rates that step-up and increase the coupon of the security if the security is not called by the issuer.

The Bank's investment securities available for sale portfolio consists primarily of short-term U.S. Treasury securities. Unrealized gains on investment securities available for sale are recorded as an adjustment to the carrying value of the securities and as a separate component of stockholders' equity, net of the income tax effect. At March 31, 1996, the investment securities available for sale portfolio had a net unrealized gain of $23,000, while increasing increasing stockholders' equity by $13,000, net of income taxes.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities ("MBS's") consist of mortgage pass through certificate securities that are issued or guaranteed by Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") Federal National Mortgage Association ("FNMA") and other privately issued mortgage-backed securities. The following table sets forth information regarding the carrying and estimated fair value of the Bank's MBS's at the dates indicated:


                                          MARCH 31, 1996        SEPTEMBER 30, 1995
                                      ----------------------   ---------------------
                                      CARRYING        FAIR     CARRYING       FAIR
                                        VALUE         VALUE      VALUE        VALUE
                                      ----------    --------   ---------    --------
                                                       (in thousands)
Mortgage-backed securities:
  GNMA certificates                   $29,816       $30,034     $33,144      $33,488
  FHLMC certificates                   20,748        20,863      22,979       23,191
  FNMA certificates                     2,984         2,964       3,388        3,368
  Other pass-through certificates       2,273         2,273       2,497        2,497
                                     --------       -------     -------      -------
Total mortgage-backed securities
 held to maturity                     $55,821       $56,134     $62,008      $62,544
                                     ========       =======     =======      =======



LOANS RECEIVABLE, NET
The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated:

                                      MARCH 31,       SEPTEMBER 30,
                                        1996              1995
                                      ---------       -------------
                                             (in thousands)
Real estate mortgages:
   One-to-four family                  $106,120             $93,361
   Equity and second mortgages            3,255               3,806
   Multi-family                           4,779               4,296
   Commercial                            11,410               8,031
                                      ---------       -------------
                                        125,564             109,494
                                      ---------       -------------
Construction/land                         3,147               3,080
                                      ---------       -------------

Consumer:
   Passbook or certificate                  174                 152
   Home improvement                           9                  10
   Student education guaranteed by
   the State of New York                    207                 214
   Personal                                  31                  28
                                      ---------       -------------
                                            421                 404

Commercial, including lines of credit       134                 123
                                      ---------       -------------
    Total loans                         129,266             113,101
                                      ---------       -------------
Less:  Loans in process                   1,228               1,485
       Allowance for loan losses          1,373               1,243
       Deferred loan fees and discounts     260                 311
                                      ---------       -------------
                                          2,861               3,039
                                      ---------       -------------
       Total loans receivable, net     $126,405            $110,062
                                      =========       =============

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has access to a pre-approved overnight line of credit for up to 5% of its total assets or $11,165,200 and the capacity to borrow up to the value of the Bank's eligible collateral. The following table sets forth the composition of the Bank's FHLB advances as of the dates indicated:

                                               MARCH 31,      SEPTEMBER 30,
                                                 1996             1995
                                              -----------     -------------
                                                     (in thousands)
FHLB advances:
      Fixed rate:
          5.133% due February 1997             $1,200                    $0
          5.597% due December 1997              2,000                    --
          5.670% due December 1998              6,000                    --
                                              -------         -------------
               Total fixed rate                 9,200                     0

      Overnight line of credit:
          6.625% due October 1995                  --                 5,375
          5.440% due April 1996                 1,175                    --
                                              -------         -------------
               Total overnight line of credit   1,175                 5,375
                                              -------         -------------
Total FHLB advances                           $10,375                $5,375
                                              =======         =============



SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. Information concerning the composition of the Bank's borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:

                                               MARCH 31,         SEPTEMBER 30,
                                                 1996                 1995
                                            -------------        -------------
                                                      (in thousands)

                5.78% due November 1995                $0              $5,112
                5.75% due January 1996                  -               2,014
                5.45% due April 1996                5,050                   -
                5.69% due April 1996                8,050                   -
                                            -------------        ------------

     Total securities sold under
      agreements to repurchase                    $13,100              $7,126
                                            =============        ============



These borrowings are collateralized by investment securities with carrying values of $13,000,000 and $6,988,000 and estimated fair values of $12,922,000 and $7,047,000 at March 31, 1996 and September 30, 1995, respectively.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Financial Bancorp, Inc. ("Company") is the holding company for Financial Federal Savings Bank ("Financial Federal" or "Bank"), which converted to a federally chartered stock savings association on August 17, 1994 and to a federally chartered stock savings bank on October 20, 1994. The Bank is headquartered in Long Island City, New York and operates four full service branches in Queens and one in Brooklyn. Deposits of the Bank are insured up to the applicable limits of Federal Deposit Insurance Corporation ("FDIC). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Company is listed on The Nasdaq Stock Market under the symbol "FIBC".

The Company's results of operations are generally dependent on the Bank. The Bank's sources of earnings primarily consist of net interest income, which is the difference between the income earned on interest earning assets and the expenses paid on interest bearing liabilities. The results of operations are also affected, to a lesser extent, by non-interest income, which includes loan servicing fees and charges, and other miscellaneous income. In addition, operations are impacted by non-interest expenses such as employee salaries and benefits, office occupancy, data processing and federal deposit insurance premiums.

The Bank is primarily engaged in the origination of one-to-four family residential mortgage loans, and to a lesser extent multi-family and commercial real estate mortgage loans, and residential and commercial construction loans. As a community-oriented institution, the Bank is generally engaged in attracting retail deposits from the areas surrounding its branch offices. To a lesser extent, the Bank may borrow funds from the FHLB or through reverse repurchase agreements. These funds are then generally concentrated in lending activities throughout the New York City metropolitan area.

FINANCIAL CONDITION

As of March 31, 1996, the Company's total assets were $251.9 million, representing a $23.1 million, or a 10.1% increase from $228.8 million as of September 30, 1995. During the same period, deposits increased by $7.5 million, or 4.0%, to $194.0 million as of March 31, 1996, from $186.5 million as of September 30, 1995. Furthermore, advances from the FHLB increased by $5.0 million to $10.4 million, at March 31, 1996, as compared to $5.4 million at September 30, 1995. Securities sold under agreements to repurchase increased by $6.0 million, to $13.1 million at March 31, 1996, from $7.1 million at September 30, 1995. The treasury tax and loan account and other short-term borrowings increased to $4.9 million at March 31, 1996, from zero at September 30, 1995. Asset growth was primarily funded by the $7.5 million increase in deposits, the $5.0 million increase in FHLB advances, in addition to the $10.9 million increase in securities sold under agreements to repurchase and other short-term borrowings.

Investment securities available for sale increased to $5.7 million at March 31, 1996, as compared to zero at September 30, 1995. In accordance with an implementation guide for SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," released by FASB on November 15, 1995, which permitted a one-time reassessment and related reclassification, no later than December 31, 1995, the Bank, during this window period, realigned its investment securities portfolio by transferring $2.0 million of U.S. Treasury securities from the held to maturity to available for sale portfolio. The Bank realigned its investment securities portfolio in order to provide greater flexibility and to maximize its total rate of return. In addition, during the quarter ended March 31, 1996, the Bank purchased a 5.0 million U.S. Treasury note and classified it as available for sale.

As of March 31, 1996, investment securities, held to maturity, primarily consisted of medium-term U.S. Government Agency securities, with features such as calls and/or interest rate "step-ups", increased $7.1 million, or 18.3%, to $46.1 million from $38.9 million, exclusive of $5.7 million in investment securities which are classifed as available for sale. Mortgage-backed securities decreased $6.2 million, or 10.0%, to $55.8 million as of March 31, 1996 from $62.0 million as of September 30, 1995, due to the continuing acceleration of repayment as interest rates decrease. Loans receivable increased by $16.3 million, or 14.8%, to $126.4 million as of March 31, 1996 from $110.1 million as of September 30, 1995. This 14.8% increase in loans receivable primarily resulted from the purchase of $7.9 million of residential one-to-four family mortgage loans, and $8.4 million of loan originations, net of repayments.

Real estate held for investment increased $190,000, or 5.7%, to $3.7 million as of March 31, 1996 from $3.5 million as of September 30, 1995. This increase is attributable to the transfer of a building, a former branch office, owned by the Bank, to a subsidiary of the Company, during its first fiscal quarter of 1996.

Non-performing loans totaled $2.1 million, or 1.65% of total loans at March 31,1996 as compared to $1.9 million, or 1.7% of total loans at September 30, 1995. At March 31, 1996, non-performing assets totalled $6.1 million, or 2.4% of total assets, as compared to $6.1 million, or 2.7% of total assets as of September 30, 1995. The Company's allowance for loan losses totalled $1.4 million at March 31, 1996, which represents a ratio of allowance for loan losses to non-performing assets and to total loans of 22.42% and 1.06%, respectively, as compared to 20.5% and 1.1.%, respectively, at September 30, 1995. Of the $1.4 million in allowance for loan losses, $717,000 is attributable to two loan participations with the Thrift Association Service Corporation.

Total deposits at March 31, 1996, increased by $7.5 million, or 4.0%, to $194.0 million from $186.5 million at September 30, 1995. Furthermore, advances from the FHLB, increased by $5.0 million, or 93.0%, to $10.4 million at March 31, 1996. During the six month period ended March 31, 1996, securities sold under agreements to repurchase increased by $6.0 million, to $13.1 million from $7.1 million at September 30, 1995. The treasury tax and loan account and other short term borrowings increased to $4.9 million at March 31, 1996, from zero at September 30, 1995. The increase in borrowings enabled the Bank to fund new loan originations, purchases of one-to-four family adjustable rate loans, and the purchase of investment securities.

Total stockholders' equity was $26.8 million at March 31, 1996, reflecting a $344,000, or a 1.3%, decrease from $27.2 million at September 30, 1995. The decrease in stockholders' equity was the result of the Company completing its third repurchase program. During the six month period ended March 31, 1996, the Company repurchased 98,598 common shares, at an aggregate cost of $41.3 million, or at an average price per common share of $13.04. At March 31, 1996, the Company had 1,873,365 common shares outstanding and the book value per share was $14.32.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995

Net income for the three months ended March 31, 1996 totalled $494,601, or $0.27 per share as compared to $330,721, or $0.16 per share for the quarter ended March 31, 1995. The $163,880 or 49.6% increase was primarily attributable to a $1.0 million, or a 29.7% increase in interest income and a $47,132 increase in non-interest income, offset in part by an $727,918 increase in interest expense, during the quarter ended March 31, 1996. For the six month period ended March 31, 1996, net income increased $290,425, or 42.2% to $978,359, or $0.53 per share, from $687,934, or $0.34 per share for the same period in 1995.

The return on average assets equalled 0.82% and 0.83% for the quarter and the six months ended March 31, 1996, respectively, as compared to 0.66% and 0.74% for the quarter ended and the six months ended March 31, 1995, respectively. The Company's return on average equity equalled 7.35% and 7.22%, for the quarter and six months ended March 31, 1996, respectively, compared with 4.49% and 4.67%, for the quarter and the six months ended March 31, 1995, respectively.

The Company's net interest income increased $277,090, or 14.2%, to $2.2 million for the quarter ended March 31, 1996, from $1.9 million for the quarter ended March 31, 1995. For the six month period ended March 31, 1996, net interest income increased $519,184, or 13.5%, to $4.4 million, from $3.8 million for the same period in 1995. The increase in net interest income for the quarter and six months ended March 31, 1996, was primarily due to the continued leveraging of the balance sheet and investing the proceeds from borrowings and deposit growth in new loan purchases and originations and purchases of investment securities.

As a result, for the quarter ended March 31, 1996, average interest earning assets increased by $44.8 million, or 24.2%, to $230.3 million from $185.5 million the same quarter last year. The increase in average interest earning assets was offset by a $46.9 million, or a 29.2% increase in interest bearing liabilities to $207.6 million for the quarter ended March 31, 1996, from $160.7 million for the same quarter last year. For the six months ended March 31, 1996, average interest earning assets increased by $49.2 million, or 27.9%, to $225.3 million, or 27.9%, from $176.1 million for the same period last year. The increase in average interest earning assets was offset by a $49.7 million increase in interest bearing liabilities to $201.3 million for the six months ended March 31, 1996, as compared to $151.6 million for the same six month period in 1995.

The Company's net interest margin decreased by 31 basis points to 3.86%, for the quarter ended March 31, 1996, as compared to 4.17% for the quarter ended March 31, 1995. For the six month period ended March 31, 1996, the net interest margin decreased by 48 basis points to 3.87%, as compared to 4.35% for the same period in 1995. The Company's net interest spread decreased 20 basis points and 46 basis points to 3.44% and 3.43%, for the quarter and the six months ended March 31, 1996, respectively, compared with 3.64% and 3.89% for the same periods in 1995, respectively. The narrowing of the interest rate spread is primarily caused by the Bank's competitive deposit pricing in an effort to attract new certificate of deposits during the middle of fiscal 1995 and the leveraging of the balance sheet in an effort to increase net interest income. The average yield on interest earning assets was 7.63% for the quarter ended March 31, 1996, as compared to 7.30% for the quarter ended March 31, 1995, and the average cost of interest bearing liabilities was 4.19% for the quarter ended March 31, 1996, as compared to 3.66% for the quarter ended March 31, 1995. For the six month period ended March 31, 1996, the average yield on interest earning assets was 7.63%, as compared to 7.23% for the same period in 1995, and the average cost of interest bearing liabilities was 4.20%, as compared to 3.34% for the same period in 1995.

The Company's provision for loan losses for the quarter ended March 31, 1996 and the six months ended March 31, 1996 increased by $40,208 and $64,208, to $76,000 and $130,000, respectively. The increase in provisions for loan losses reflects management's on-going effort to maintain adequate allowances, given the significant increase in loan originations and the purchase of one-to-four family residential mortgage loans.

Non-interest income, for the quarter ended March 31, 1996, increased $47,132, or 105.2%, to $91,944, as compared to $44,812 for the quarter ended March 31, 1995. For the six month period ended March 31, 1996, non-interest income increased $112,075, or 196.5%, to $169,104 from $57,029 for the six month period ended March 31, 1995. The increase in non-interest income for the quarter ended March 31, 1996, is primarily attributable to the $20,020 gain on sale of U.S. Treasury securities and the increase of $19,999 in income realized from fees and service charges. The $112,075 increase in non-interest income for the six months ended March 31, 1996, is primarily attributable to the $20,020 gain on sale of U.S. Treasury securities and the $44,274 increase in income realized from fees and service charges. In addition, non-interest income increased during the six month period ended March 31, 1996, due to the $34,026 decrease in loss from the operation of the Bank's real estate joint venture, as compared to the same period in 1995.

Non-interest expenses decreased, marginally, by $30,640, or 2.2%, for the quarter ended March 31, 1996, from $1.4 million for the same period in 1995. During the six month period ended March 31, 1996, non-interest expenses modestly increased by $6,071, or 0.23%, from $2.6 million for the six month period ended March 31, 1995. For the quarter and six months ended March 31, 1996, the ratio of operating expenses to average assets decreased 58 basis points and 56 basis points, to 2.21% and 2.22%, respectively, as compared to 2.79% and 2.78% for the same periods in 1995.

During the quarter ended March 31, 1996, salaries and employee benefits decreased by $10,489, or 1.6%, to $664,677 from $675,166 for the same period in 1995. This modest decrease in salaries and employee benefits was partially due to the postponement of salary increases for officers and a reduction in officer and employee staffing by means of attrition. For the six month period ended March 31, 1996, salaries and employee benefits decreased by $4,314, or 0.33%, to $1,311,182 from $1,315,486 for the same period in 1995. For the quarter ended March 31, 1996, occupancy expense decreased by $15,832 to $118,853 from $134,685 for the same period last year. For the six months ended March 31, 1996, occupancy expense decreased by $20,049, to $231,333 from $251,382 for the same period in 1995. The decrease was primarily attributable to the collection of rental income on its newly purchased Brooklyn branch building. Equipment expense for the quarter and six months ended March 31, 1996, increased by $14,606 and $36,241, to $138,760 and $276,410, respectively, from $124,154 and $240,169, respectively for the same periods in 1995. The increase in equipment expense for the quarter and six months ended March 31, 1996, represents costs associated with the Bank's demand deposit and check processing servicing fees and and other vendor related services and contracts. Advertising expense, for the quarter and six months ended March 31, 1996, decreased by $25,790 and $30,973, to $20,018 and $45,067, respectively.
The Company has limited its advertising expenditures in an effort to improve earnings.

For the quarter ended March 31, 1996, income tax expense increased by $150,774 to $391,316 as compared to $240,542 for the same quarter in 1995, as a result of the increase in income before taxes. For the six month period ended March 31, 1996, income tax expense increased by $270,555 to $770,255 as compared to $499,700 for the same period in 1995, as a result of the increase in income before taxes.

INSURANCE OF DEPOSITS

Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio, the FDIC adopted a new assessment rate schedule of 4 to 31 basis points for BIF members for the second half of 1995. Most recently, the FDIC has voted to reduce the BIF assessment schedule further for the first half of 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continues, it may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

Under the legislation pending in Congress, a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, to recapitalize the SAIF fund. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. Management cannot predict whether the legislation imposing such a fee will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

The Bank's assessment rate for the fiscal year ended September 30, 1995 was 23.7 basis points and the premium paid for this period was $390,000. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank. Based on the Bank's deposit insurance assessment base as of March 31, 1995, an 79 to 85 basis point fee to recapitalize the SAIF would result in a $773,000 to $832,000 payment on an after-tax basis.

THRIFT RECHARTERING LEGISLATION

Bills have been introduced into Congress which would eliminate the federal thrift charter, These bills would require that all federal savings associations convert to national banks or state banks no later than January 1, 1998 and would treat all sate savings associations as state banks as of that date. All savings and loan holding companies would become bank holding companies under the legislative proposals and would be subject to the activities restrictions (with some activities grandfathered) applicable to bank holding companies. The legislative proposals would also abolish the OTS; savings associations would be regulated by the bank regulators depending on the type of bank charter selected. The Board of Governors of the Federal Reserve Board would be responsible for the regulation of savings and loan holding companies. Management cannot predict whether or when this legislation will be enacted. However, any such future legislation could eliminate the institution's ability to engage in certain activities, have significant adverse tax effects and otherwise disrupt operations.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at March 31, 1996 was 8.7%, which exceeded the then applicable 5% liquidity requirement. It's short-term liquidity ratio at March 31, 1996, was 3.1%.

The primary investment activities of the Bank are the origination of mortgage loans and the purchase of investment securities and mortgage-backed securities. The Company's primary sources of funds are the Bank's deposit accounts, proceeds from principal and interest payments on loans and investments, and to a lesser extent, advances and overnight borrowings from the FHLB, as well as reverse repurchase agreements. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, mortgage prepayments and callable investment securities are greatly influenced by market interest rates, general economic conditions and competition within the financial industry.

At March 31, 1996, the Bank had outstanding loan commitments to originate mortgage loans of $7.2 million and $3.0 million in commitments to purchase investment securities. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and commitments to purchase investment securities. Certificates of deposit, which are scheduled to mature in one-year or less from March 31, 1996 totalled $60.3 million, of which $13.3 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

The Bank generally maintains competitive pricing of its deposits in order to maintain a steady deposit growth balance and to a lesser extent, when necessary supplements its deposit base with advances and overnight borrowings from the FHLB, as well as reverse repurchase agreements.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $18.2 million, or 7.43% at March 31, 1996, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of March 31, 1996 was $18.2 million, or 19.50%, also well in excess of the regulatory capital requirement of 8.0%.

                             FINANCIAL BANCORP, INC.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
          The Company is not presently engaged in any legal proceeding of a material nature.

Item 2. Changes in Securities
         Not applicable.

Item 3. Defaults Upon Senior Securities
         Not applicable.

Item 4. Submission of Matters to a Vote
        of Security-Holders

        The Company held its Annual Meeting of Shareholders on January 17, 1996. At the said meeting 1,971,963 shares of Common Stock were eligible to vote, of which, 1,592,973 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

        1. At the Annual Meeting, two directors were elected for three year terms. The nominees were Stuart G. Hoffer and Richard J. Hickey.

                        FOR               WITHHELD
                        ---               --------

Stuart G. Hoffer        1,589,773         3,200
Richard J. Hickey       1,589,773         3,200

       The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

                        Peter S. Russo          1997
                        Irene C. Greco          1997
                        Frank S. Latawiec       1997
                        Dominick L. Segrete     1998

       2. Amendments to the Financial Bancorp, Inc. 1995 Stock Option Plan for Outside Directors.

       FOR         AGAINST           ABSTAIN           BROKER
       ---         -------           -------           ------
                                                       NON-VOTES
                                                       ---------

      1,414,619    131,091          12,314             34,949

       3. Amendments to the Financial Federal Savings Bank Recognition and Retention Plan.

       FOR         AGAINST           ABSTAIN           BROKER
       ---         -------           -------           ------
                                                       NON-VOTES
                                                       ---------
       1,427,839   120,932           10,550            33,652

       4. The appointment of Radics & Co., LLC as independent auditors of Financial Bancorp, Inc. for the fiscal year ending September 30, 1996, was ratified and approved in all respects.

       FOR         AGAINST           ABSTAIN
       ---         -------           -------
       1,592,120   853               -0-

Item 5. Other information

       On April 12, 1996, the Company announced that it received regulatory approval from the Office of Thrift Supervision to repurchase up to 5%, or 93,668 shares of its common stock through open-market transactions through August 17, 1996. As of May 13, 1996, the Company repurchased 35,000 shares as part of its fourth repurchase program.

       On April 24, 1996, the Holding Company declared its regular quarterly cash dividend for the period ended March 31, 1996, of $0.075 per share, payable on May 20, 1996 to stockholders of record on May 6, 1996.

Item 6.(B) Reports on Form 8-K
             None.

                                        SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Financial Bancorp, Inc.
                                    (Registrant)





Date: May 13, 1996      By:   /s/Stuart G. Hoffer
                              -------------------
                              Stuart G. Hoffer
                              President and Chief
                              Executive Officer




Date:  May 13, 1996     By:   /s/P. James O'Gorman
                              --------------------
                              P. James O'Gorman
                              Senior Vice President and
                              Chief Financial Officer