Form 10-Q
period 1996-06-30
FINANCIAL BANCORP INC
filed 1996-08-14
CIK 855932

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
                    or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------
Commission File Number: 0-18126
                        -------

                        FINANCIAL BANCORP, INC.
                        -----------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                      06-1391814
       --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer identification No.)
incorporation or organization)

            42-25 Queens Boulevard, Long Island City, NY  11104
            ---------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                 (718) 729-5002
                                 --------------
                  (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1)  X   Yes        No
                                             -----       ----
                                          (2)  X   Yes        No
                                             -----       ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 1,796,122 shares of the Registrant's common stock outstanding as of August 12, 1996.

                            FINANCIAL BANCORP, INC.
                                   Form 10-Q
                                     Index

Part I - Financial Information                                          Page
- ------------------------------                                          ----

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of June 30, 1996 (Unaudited) and September 30, 1995       3

            Consolidated Statements of Income for the
            Three and Nine Months ended June 30, 1996 and 1995
            (Unaudited)                                                  4

            Consolidated Statements of Cash Flows for the
            Nine Months ended June 30, 1996 and 1995 (Unaudited)         5-6

            Consolidated Statement of Changes in
            Stockholders' Equity Nine Months
            ended June 30, 1996 (Unaudited)                              7

            Notes to Consolidated Financial Statements                   8-12

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13-19

Part II - Other Information
- ---------------------------

Item 1.     Legal Proceedings                                            20

Item 2.     Changes in Securities
                Not applicable.                                          20

Item 3.     Defaults Upon Senior Securities
                Not applicable.                                          20

Item 4.     Submission of Matters to a Vote of Security
            Holders
                Not applicable.                                          20

Item 5.     Other Information                                            20


Item 6.     Exhibits
            Exhibit 11:  Computation of per share earnings               22

            Reports on Form 8-K


            Signature Page                                               23




                            FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                     JUNE 30,       SEPTEMBER 30,
                                                                       1996             1995
                                                                 --------------   ----------------
ASSETS
- ------
Cash and amounts due from depository institutions                   $2,423,581        $2,395,316

Federal funds sold and securities purchased under agreements
  to resell                                                          2,750,000         5,458,000
                                                                 -------------     -------------
    Total cash and cash equivalents                                  5,173,581         7,853,316

Investment securities available for sale                             3,592,812                 0
Investment securities held to maturity, net; estimated fair
  value of $46,410,000 and $38,857,000 at June 30, 1996
  and September 30, 1995, respectively                              48,088,855        38,935,960
Mortgage-backed securities available for sale                        5,076,828                 0
Mortgage-backed securities held to maturity, net;
  estimated fair value of $52,228,000 and $62,544,000 at
  June 30, 1996 and September 30, 1995, respectively                52,284,590        62,008,234
Loans receivable, net                                              137,017,711       110,061,579
Real estate owned, net                                                 597,991           591,027
Investments in real estate, net                                      3,485,761         3,531,166
Premises and equipment, net                                          2,538,732         1,862,127
Federal Home Loan Bank of New York stock, at cost                    1,675,800         1,423,000
Accrued interest receivable, net                                     1,774,318         1,575,020
Other assets                                                         1,190,200           981,927
                                                                  ------------      ------------
    Total assets                                                  $262,497,179      $228,823,356
                                                                  ============      ============

Liabilities and stockholders' equity
- ------------------------------------

Deposits                                                          $200,646,155      $186,491,588
Advance payments by borrowers for taxes and insurance                1,021,281           954,080
Advances from Federal Home Loan Bank of New York                    15,825,000         5,375,000
Securities sold under agreements to repurchase                       7,728,750         7,126,250
Treasury tax and loan account and other short term borrowings        9,437,203                 0
Other liabilities                                                    1,614,567         1,697,410
                                                                  ------------       -----------
    Total liabilities                                              236,272,956       201,644,328
                                                                  ------------       -----------

Stockholders' equity
Preferred stock, $0.01 par value, 2,500,000 shares
  authorized; none issued,
Common stock, $0.01 par value, 6,000,000 shares authorized;
  2,185,000 shares issued, 1,796,122 and 1,971,963 shares
  outstanding at June 30, 1996 and September 30, 1995,
  respectively                                                         21,850             21,850
Additional paid-in capital                                         20,133,192         20,130,021
Retained earnings - substantially restricted                       12,674,542         11,544,464
Common stock acquried by Employee Stock Ownership Plan (ESOP)      (1,213,886)        (1,335,278)
Common stock acquired by Recognition & Retention Plan (RRP)          (488,287)          (590,487)
Unrealized loss on securities available for sale, net
  of income taxes                                                      (7,327)                 0
Treasury stock, at cost; 388,878 and 213,037 shares at June 30,
  1996 and at September 30, 1995, respectively                     (4,895,861)        (2,591,542)
                                                                   ----------         ----------
    Total stockholders' equity                                     26,224,223         27,179,028
                                                                   ----------         ----------
    Total liabilities and stockholders' equity                   $262,497,179       $228,823,356
                                                                 ============       ============

See accompanying notes to consolidated financial statements.




                                FINANCIAL BANCORP, INC.
                                   AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)


                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        ----------------------   -------------------
                                                               JUNE 30,                JUNE 30,
                                                        ----------------------   --------------------
                                                            1996      1995          1996      1995
                                                        ----------  ----------   ---------  ---------
Interest income:
   Loans                                                $2,723,674  $1,917,207  $7,562,761  $5,388,279
   Mortgage-backed securities                              957,329   1,130,628   3,042,021   3,104,347
   Investments                                             837,766     775,012   2,499,764   1,594,206
   Federal funds sold and securities purchased
        under agreements to resell                          13,086      20,813      32,321     123,403
                                                        ----------   ---------  ----------  ----------
            Total interest income                        4,531,855   3,843,660  13,136,867  10,210,235
                                                        ----------   ---------  ----------  ----------
Interest expense:
   Deposits                                              1,867,413   1,757,720   5,658,326   4,251,395
   Advances and other borrowed money                       263,534      29,835     713,386      57,672
                                                        ----------   ---------  ----------   ---------
            Total interest expense                       2,130,947   1,787,555   6,371,712   4,309,067

Net interest income                                      2,400,908   2,056,105   6,765,155   5,901,168
Provision for loan losses                                  159,453      32,391     289,453      98,183
                                                         ---------   ---------   ---------   ---------
Net interest income after provision for loan losses      2,241,455   2,023,714   6,475,702   5,802,985

Non-interest income:
   Fees and service charges                                111,026      78,929     282,870     206,499
   Gain (loss) on investment securities                     31,009           0      51,029      (3,984)
   (Loss) from real estate operations                     (265,797)    (25,000)   (307,845)   (101,074)
   Miscellaneous                                            14,225       6,878      33,513      16,395
                                                         ---------    ---------  ---------   ---------
             Total non-interest income                    (109,537)     60,807      59,567     117,836
                                                         ---------    ---------  ---------   ---------

Non-interest expenses:
   Salaries and employee benefits                          647,863     661,664   1,959,045   1,977,160
   Net occupancy expense of premises                       121,744     145,789     353,077     397,171
   Equipment                                               141,559     127,600     417,969     367,769
   Advertising                                              12,880      41,708      57,947     117,748
   Loss from real estate owned                              36,768      10,802      82,715      36,054
   Federal insurance premium                                98,051      97,485     285,832     282,885
   Miscellaneous                                           272,470     247,130     829,487     802,057
                                                         ---------    --------    --------    --------
             Total non-interest expenses                 1,331,335   1,332,178   3,986,072   3,980,844

Income before income taxes                                 800,583     752,343   2,549,197   1,939,977
Income taxes                                               295,388     317,157   1,065,643     816,857
                                                         ---------    --------   ---------   ---------

Net income                                                $505,195    $435,186  $1,483,554  $1,123,120
                                                         =========    ========  ==========  ==========
Net income per common share & common stock
  equivalents                                                $0.29       $0.22       $0.82       $0.55
                                                         =========    ========  ==========  ==========

Weighted average number of common shares & common
   stock equivalents                                     1,748,700   2,006,000   1,805,300   2,056,200
                                                         =========   =========   =========   =========

See accompanying notes to consolidated financial statements

                                               -4-







                             Financial Bancorp, Inc.
                                And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                           ----------------------------------
                                                                                       June 30,
                                                                           ----------------------------------
                                                                                 1996              1995
                                                                           ---------------   ----------------
Cash flow from operating activities:
  Net income                                                                  $1,483,554         $1,123,120
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Loss on write-down of investment securities                                          0              3,984
  Loss (Gain) on sale of real estate owned                                        (5,837)           (10,459)
 (Gain) on sale of securities available for sale                                 (51,029)                 0
  Net amortization of premiums and accretion
    of discounts on investment securities                                        (38,317)            21,280
  Net amortization of premiums and accretion
    of discounts on mortgage-backed securities                                     4,923            (40,194)
  Accretion of deferred loan fees and discounts                                  (67,587)           (22,872)
  Depreciation and amortization of premises
   and equipment                                                                 223,998            229,421
  Provision for loan losses                                                      289,453             98,183
  Provision for losses on real estate owned                                       43,229             15,021
  Cost of ESOP and RRP                                                           226,763            192,592
  Writedown of investment in real estate                                         262,500                  0
  Deferred income taxes                                                           18,282            (13,594)
  (Increase) in accrued interest receivable, net                                (199,298)          (862,962)
  (Increase) decrease in refundable income taxes                                (251,524)           241,603
  (Increase) decrease in other assets                                             30,726            (87,285)
  (Decrease) increase in other liabilities                                       (82,843)           582,495
                                                                             -----------        -----------
   Net cash provided by operating activities                                   1,886,993          1,470,333
                                                                             -----------        -----------
Cash flows from investing activities:
  Purchases of investment securities available for sale                       (8,596,719)                 0
  Purchases of investment securities                                         (43,040,000)       (27,413,729)
  Proceeds from sales of investment securities available for sale              7,028,594                  0
  Proceeds from maturities of investment securities                           31,930,000                  0
  Purchase of mortgage securities available for sale                          (5,068,148)                 0
  Purchases of mortgage-backed securities held to maturity                             0        (19,294,196)
  Purchases of mortgage loans                                                (14,873,829)                 0
  Proceeds from principal repayments on
   mortgage-backed securities                                                  9,718,721          4,309,652
  Loan originations, net of repayments                                       (12,403,138)       (13,484,854)
  Additions to premises and equipment                                         (1,088,198)          (500,584)
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                           65,486            701,080
  Capitalized expenses on real estate owned                                      (10,873)           (60,655)
  Purchase of FHLB of NY stock                                                  (252,800)          (155,100)
  Net cash received on acquisition of branch                                           0         14,678,227
  Net (increase) in investments in real estate                                   (29,500)        (1,259,549)
                                                                             -----------        -----------
   Net cash used in investing activities                                     (36,620,404)       (42,479,708)
                                                                             -----------        -----------

See accompanying notes to consolidated financial statements.




                             Financial Bancorp, Inc.
                                And Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                             -------------------------------------
                                                                                            June 30,
                                                                             -------------------------------------
                                                                                 1996                     1995
                                                                             -------------           -------------
Cash flows from financing activities:
  Net increase in deposits                                                    $14,154,567              $26,860,289
  Proceeds from FHLB of NY advances                                             9,200,000                        0
  Net increase in short-term borrowings from FHLB of NY                         1,250,000                9,249,831
  Proceeds from reverse repurchase agreements                                  25,828,750                2,102,500
  Repayments of reverse repurchase agreements                                 (25,226,250)                       0
  Net increase in other short-term borrowings                                   9,437,203                        0
  Conversion expenses                                                                   0                  (43,099)
  Increase in advance payments by
   borrowers for taxes and insurance                                               67,201                 (116,050)
  Dividends paid                                                                 (353,476)                (198,471)
  Purchase of RRP shares                                                                0                 (681,331)
  Purchase of treasury stock                                                   (2,304,319)              (1,177,094)
                                                                               -----------              -----------
     Net cash provided by financing activities                                 32,053,676               35,996,575
                                                                               -----------              -----------
Net (decrease) in cash and cash equivalents                                    (2,679,735)              (5,012,800)
Cash and cash equivalents - beginning                                           7,853,316               14,479,514
                                                                               ----------               ----------
Cash and cash equivalents - ending                                             $5,173,581               $9,466,714
                                                                               ==========               ==========
Supplemental schedule of noncash investing and
  financing activities:
  Loans transferred to real estate owned                                         $247,469                 $509,250
                                                                                 ========                 ========
  Loans to facilitate sale of real estate owned                                  $148,500                       $0
                                                                                 ========                 ========

  Property transferred to investment in real estate                              $195,724                       $0
                                                                                 ========                 ========
  Transfer to investment securities available for sale
    Investment securities                                                      $1,989,839                       $0
                                                                               ==========                 ========
 Unrealized (loss) on investment securities and mortgage -
    backed securities available for sale                                         ($13,084)                      $0
 Deferred income taxes                                                              5,757                        0
                                                                                ---------                 --------
                                                                                  ($7,327)                      $0
                                                                               ===========                ========

Supplemental disclosures of cash flow information:
  Cash paid (net of refunds received) during the year for:
   Federal, state and city income taxes                                         1,299,000                  553,800
                                                                               ==========                 ========
   Interest on deposits and borrowed funds                                     $6,361,568               $4,313,617
                                                                               ==========               ==========
Assets acquired in connection with acquisition of branch:
  Cash and cash equivalents                                                             -              $14,678,227
  Other assets                                                                          -                    8,539
                                                                               ----------              -----------
                                                                                        -              $14,686,766
                                                                               ==========              ===========
Liabilities assigned in connection with acquisition of branch:
  Deposits                                                                              -              $14,813,335
                                                                               ==========              ===========
  Excess of cost over assets acquired                                                   -                 $126,569
                                                                               ==========              ===========

See Accompanying notes to consolidated financial statements.




                                         Financial Bancorp. Inc.
                                            And Subsidiaries
                         Consolidated Statements of Changes in Stockholders' Equity
                                              (Unaudited)


                                                                                            Unrealized
                                                                                            Gain on
                                                                                            Investment
                                               Addi-     Retained      Common     Common    Securities
                                               ional     Earnings -    Stock      Stock     Available for
                                   Common     Paid-in  Substantially  Acquired   Acquired   sale Net of     Treasury
                                   Stock      Capital   Restricted     By ESOP   By RRP     Income Taxes     Stock       Total
                                  --------  ---------- ------------  ---------  ----------  -------------  -----------  -----------
Balance at September 30, 1995     $21,850  $20,130,021  $11,544,464 ($1,335,278) ($590,487)         $0     ($2,591,542) $27,179,028

Net Income for the nine months
     ended June 30, 1996                -            -    1,483,554           -          -           -               -    1,483,554

Common shares repurchased
    (186,766 shares)                    -            -            -           -          -           -      (2,441,319) ($2,441,319)
Amortization relating to
   allocation of ESOP stock
   and earned portion
   of RRP stock                         -       37,039            -     121,392    102,200           -               -     $260,631

Adjustment to valuation reserve
  on securities available for
  sale                                  -            -            -           -          -      (7,327)              -      ($7,327)

Stock issued upon exercise of
   stock options                        -      (33,868)           -           -          -           -         137,000     $103,132

Cash dividends paid on common
   stock                                -            -     (353,476)          -          -           -               -     (353,476)
                                   -------  -----------  -----------  ----------  --------     -------      -----------  ---------
Balance at June 30, 1996           $21,850  $20,133,192  $12,674,542 ($1,213,886)($488,287)    ($7,327)     ($4,895,861)$26,224,223
                                   =======  ===========  ===========  ==========  ========     =======      =========== ============

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Financial Bancorp, Inc. (the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Certain amounts for the three and nine months ended June 30, 1995 have been reclassified to conform with the current period's presentation.

IMPACT OF NEW ACCOUNTING STANDARDS
In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic valued based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to continue the use of the accounting method under APB Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. SFAS 123 is effective for transactions entered into during fiscal years that begin after December 15, 1995. SFAS 123, when adopted, is not expected to have a material adverse effect on the Company's consolidated condition or results of operations.

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

INVESTMENT SECURITIES
The following table sets forth information regarding the carrying and estimated fair value of the Bank's investment securities at the dates indicated:



                                                              JUNE 30, 1996      SEPTEMBER 30, 1995
                                                       ----------------------- ----------------------

                                                         CARRYING       FAIR     CARRYING      FAIR
                                                           VALUE       VALUE       VALUE      VALUE
                                                       -----------  ----------  -----------  --------
                                                                                (in thousands)
Investment Securities:
  Held to maturity
    U.S. Treasury securities and other governmental
     agencies                                             $48,074      $46,395     $38,921    $38,842
    Other securities                                           15           15          15         15
                                                         --------      -------     -------    -------
      Total investment securities held to maturity        $48,089      $46,410     $38,936    $38,857
                                                         ========      =======     =======    =======

Available for sale
  U.S. Treasury securities                                $ 2,915       $2,902          -          -
  Equity securities                                           700          691          -          -
  Less: Unrealized (loss)                                     (22)          -           -          -
                                                          -------      -------     -------    -------
      Total investment securities available for sale      $ 3,593       $3,593          -          -
                                                          =======      =======     =======    =======

The Bank's investment securities held to maturity portfolio consists primarily of medium-term U.S. Government Agency securities with various features such as calls and/or interest rate "step-ups". As of June 30, 1996, the Company held $45.0 million of various medium-term U.S. Government Agency securities, with various call features and $3.6 million of similar securities with interest rates that step-up and increase the coupon of the security if the security is not called by the issuer.

The Bank's investment securities available for sale portfolio consists primarily of short-term U.S. Treasury securities. Unrealized gains on investment securities available for sale are recorded as an adjustment to the carrying value of the securities and as a separate component of stockholders' equity, net of the income tax effect. At June 30, 1996, the investment securities available for sale portfolio had a net unrealized loss of $22,000, while decreasing stockholders' equity by $12,000, net of income taxes.

MORTGAGE-BACKED SECURITIES
Mortgage-backed securities ("MBS's") consist of mortgage pass through certificate securities that are issued or guaranteed by Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") Federal National Mortgage Association ("FNMA") and other privately issued mortgage-backed securities. At June 30, 1996, the MBS available for sale portfolio had a net unrealized gain of $9,000, while increasing stockholders' equity by $5,000, net of taxes.

The following table sets forth information regarding the carrying and estimated fair value of the Bank's MBS's at the dates indicated:


                                                                   JUNE 30, 1996      SEPTEMBER 30, 1995
                                                            ----------------------- ----------------------
                                                              CARRYING       FAIR     CARRYING      FAIR
                                                                VALUE       VALUE       VALUE      VALUE
                                                            -----------  ----------  -----------  --------
                                                                                (in thousands)
Mortgage-backed securities:
  Held to maturity
    GNMA certificates                                          $28,291      $28,313     $33,144    $33,488
    FHLMC securities                                            19,157       19,102      22,979     23,191
    FNMA certificates                                            2,792        2,769       3,388      3,368
    Other pass-through certificates                              2,044        2,044       2,497      2,497
                                                              --------      -------     -------    -------
      Total mortgage-backed securities held to maturity        $52,284      $52,220     $62,008    $62,544
                                                              ========      =======     =======    =======
Available for sale
  FHLMC certificates                                           $ 5,068       $5,077          -          -
  Add: Unrealized gain                                               9           -           -          -
                                                               -------      -------     -------    -------
      Total mortgage-backed securities available for sale      $ 5,077       $5,077          -          -
                                                               =======      =======     =======    =======


LOANS RECEIVABLE, NET
The following table sets forth the composition of the Bank's loan portfolio as of the dates indicated:


                                             June 30,     September 30,
                                               1996            1995
                                             --------     -------------
                                                    (in thousands)
Real estate mortgages:
     One-to-four family                      $114,162          $93,361
     Equity and second mortgages                3,090            3,806
     Multi-family                               5,717            4,296
     Commercial                                13,511            8,031
                                             --------         --------
                                              136,480          109,494
                                             --------         --------
Construction/land                               3,319            3,080
                                             --------         --------
Consumer:
     Passbook or certificate                      179              152
     Home improvement                               8               10
     Student education guaranteed by
       the State of New York                      202              214
     Personal                                      24               28
                                             --------         --------
                                                  413              404

Commercial, including lines of credit             152              123
                                             --------         --------
          Total loans                         140,364          113,101
                                             --------         --------

Less:  Loans in process                         1,725            1,485
          Allowance for loan losses             1,320            1,243
          Deferred loan fees and discounts        301              311
                                             --------         --------
                                                3,346            3,039
                                             --------         --------
          Total loans receivable, net        $137,018         $110,062
                                             ========         ========

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has access to a pre-approved overnight line of credit for up to 5% of its total assets or $11,165,200 and the capacity to borrow up to the value of the Bank's eligible collateral. The following table sets forth the composition of the Bank's FHLB advances as of the dates indicated:


                                                        June 30,     September 30,
                                                          1996            1995
                                                        --------     -------------
                                                              (in thousands)
FHLB advances:
       Fixed rate:
             5.133% due February 1997                    $1,200             $0
             5.597% due December 1997                     2,000              -
             5.670% due December 1998                     6,000              -
                                                         ------         ------
                       Total fixed rate                   9,200              0

       Overnight line of credit:
             6.625% due October 1995                          -          5,375
             5.625% due July 1996                         6,625              -
                                                         ------         ------
                       Total overnight line of credit     6,625          5,375
                                                         ------         ------

Total FHLB advances                                     $15,825         $5,375
                                                        =======         ======


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. Information concerning the composition of the Bank's borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:


                                                       June 30,   September 30,
                                                         1996          1995
                                                       --------   -------------
                                                            (in thousands)

                5.78% due November 1995                     $0         $5,112
                5.75% due January 1996                       -          2,014
                5.35% due July 1996                      2,910              -
                5.45% due September 1996                 4,819              -
                                                        ------         ------

Total securities sold under agreements to repurchase    $7,729         $7,126
                                                        ======         ======


These borrowings are collateralized by investment securities with carrying values of $7,901,600 and $6,988,000 and estimated fair values of $7,715,000 and $7,047,000 at June 30, 1996 and September 30, 1995, respectively.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

Financial Bancorp, Inc. is the holding company for Financial Federal Savings Bank, which converted to a federally chartered stock savings association on August 17, 1994 and to a federally chartered stock savings bank on October 20, 1994. Financial Federal is headquartered in Long Island City, New York and operates four full service branches in Queens and one in Brooklyn. Deposits of the Bank are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Company is listed on The Nasdaq Stock Market under the symbol "FIBC".

The Company's results of operations are generally dependent on the Bank. The Bank's sources of earnings primarily consist of net interest income, which is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The results of operations are also affected, to a lesser extent, by non-interest income, which includes loan servicing fees and charges, and other miscellaneous income. In addition, operations are impacted by non-interest expenses such as employee salaries and benefits, office occupancy, data processing and federal deposit insurance premiums.

The Bank is primarily engaged in the origination of one-to-four family residential mortgage loans, and to a lesser extent multi-family and commercial real estate mortgage loans, and residential and commercial construction loans. As a community-oriented institution, the Bank is generally engaged in attracting retail deposits from the areas surrounding its branch offices.

FINANCIAL CONDITION

As of June 30, 1996, the Company's total assets were $262.5 million, representing a $33.7 million, or 14.7%, increase from $228.8 million as of September 30, 1995. During the same period, deposits increased by $14.2 million, or 7.6%, to $200.6 million as of June 30, 1996, from $186.4 million as of September 30, 1995. Furthermore, advances from the FHLB increased by $10.4 million to $15.8 million, at June 30, 1996, as compared to $5.4 million at September 30, 1995. The treasury tax and loan account and other short-term borrowings increased to $9.4 million at June 30, 1996, from zero at September 30, 1995. Securities sold under agreements to repurchase increased by $600,000, to $7.7 million at June 30, 1996, from $7.1 million at September 30, 1995. Asset growth was funded by a combination of both the $14.2 million increase in the Bank's deposit base, the $10.4 million increase in FHLB advances, in addition to the $10.0 million increase in other short-term borrowings and securities sold under agreements to repurchase.

Investment securities available for sale increased to $3.6 million, at June 30, 1996, as compared to zero at September 30, 1995. Furthermore, mortgage-backed securities available for sale increased to $5.1 million, at June 30, 1996, as compared to zero at September 30, 1995. During the quarter ended June 30, 1996, the Bank purchased a $5.1 million mortgage-backed security and a $3.0 million U.S. Treasury note, and classified both securities as available for sale. In accordance with an implementation guide for SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," released by FASB on November 15, 1995, which permitted a one-time reassessment and related reclassification, no later than December 31, 1995, the Bank, during this window period, realigned its investment securities portfolio to provide greater flexibility by transferring $2.0 million of U.S. Treasury securities from the held to maturity to the available for sale portfolio. The Bank realigned its investment securities portfolio in order to provide greater flexibility and to maximize its total rate of return.

As of June 30, 1996, investment securities held to maturity, primarily consisted of medium-term U.S. Government Agency securities, with features such as calls and/or interest rate "step-ups", increased by $9.2 million, or 23.7%, to $48.1 million from $38.9 million at September 30, 1995, exclusive of $2.0 million in investment securities which were classified as available for sale. Mortgage-backed securities decreased by $9.7 million, or 15.6%, as a result of principal repayments, to $52.3 million as of June 30, 1996 from $62.0 million as of September 30, 1995. Loans receivable increased by $26.9 million, or 24.4%, to $137.0 million as of June 30, 1996 from $110.1 million as of September 30, 1995. This $26.9 million, or 24.4% increase in loans receivable primarily resulted from the origination of $24.7 million in mortgage loans, and the purchase of $14.9 million of one-to-four family, adjustable rate residential mortgage loans, partially offset by normal amortization, prepayments and satisfactions.

Non-performing loans totaled $2.0 million, or 1.4% of total loans at June 30, 1996 as compared to $1.9 million, or 1.7% of total loans at September 30, 1995. At June 30, 1996, non-performing assets totalled $5.9 million, or 2.2% of total assets as compared to $6.1 million, or 2.7% of total assets as of September 30, 1995. The Company's allowance for loan losses totalled $1.3 million at June 30, 1996, which represents a ratio of allowance for loan losses to non-performing assets and to total loans of 22.5% and 0.94%, respectively, as compared to 20.5% and 1.10%, respectively, at September 30, 1995.

Total deposits at June 30, 1996, increased by $14.2 million, or 7.6%, to $200.6 million from $186.4 million at September 30, 1995. Furthermore, advances from the FHLB, increased by $10.4 million, or 194.4%, to $15.8 million at June 30, 1996, from $5.4 million at September 30, 1995. During the nine month period ended June 30, 1996, the treasury tax and loan account and other short-term borrowings increased to $9.4 million, from zero at September 30, 1995. In addition, securities sold under agreements to repurchase increased by $600,000, or 8.5%, to $7.7 million at June 30, 1996, from $7.1 million at September 30, 1995. The increase in deposits and borrowings enabled the Bank to fund new loan originations, the purchase of one-to-four family adjustable rate loans and the purchase of investment and mortgage-backed securities.

Total stockholders' equity, at June 30, 1996, was $26.2 million at June 30, 1996, reflecting a $955,000, or a 3.5% decrease from $27.2 million at September 30, 1995. The decrease in stockholders' equity was the result of the Company completing its third repurchase program and the commencement of its fourth repurchase program. During the nine months ended June 30, 1996, the Company has repurchased 186,766 common shares, at an aggregate cost of $2.4 million, or at an average price per common share of $13.07. At June 30, 1996, the Company had 1,796,122 common shares outstanding and the book value per share was $14.60.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Net income for the three months ended June 30, 1996 totalled $505,195, or $0.29 per share as compared to net income of $435,186, or $0.22 per share for the quarter ended June 30, 1995. The $70,009, or 16.1% increase was primarily attributable to a $688,195, or 17.9%, increase in interest income, offset in part by a $343,392 increase in interest expense and a $240,797 increase in loss from real estate operations. For the nine month period ended June 30, 1996, net income increased $360,434, or 32.1%, to $1,483,554, or $0.82 per share, from $1,123,120, or $0.55 per share for the same period in 1995.

The return on average assets equalled 0.81% and 0.83% for the quarter ended and the nine months ended June 30, 1996, respectively, as compared to 0.81% and 0.77% for the quarter ended and the nine months ended June 30, 1995, respectively. The Company's return on average equity equalled 7.57% and 7.34% for the quarter ended and nine months ended June 30, 1996, respectively, compared with 6.09% and 5.13% for the quarter ended and the nine months ended June 30, 1995, respectively.

The Company's net interest income increased $344,803, or 16.8%, to $2.4 million for the quarter ended June 30, 1996, from $2.1 million for the quarter ended June 30, 1995. For the nine month period ended June 30, 19965, net interest income increased $863,987, or 14.6%, to $6.8 million, from $5.9 million for the same period in 1995. The increase in net interest income for the three and nine months ended June 30, 1996 was primarily due to the continued leveraging and growing of the balance sheet, by utilizing low cost borrowings and deposit growth to fund new loan originations, loan purchases and the purchase of investment and mortgage-backed securities.

As a result, for the quarter ended June 30, 1996, average interest-earning assets increased by $35.9 million, or 17.8%, to $238.0 million from $202.1 million for the quarter ended June 30, 1996. The increase in average interest-earning assets was partially offset by a $32.0 million, or 17.9%, increase in average interest-bearing liabilities to $210.3 million for the quarter ended June 30, 1996 from $178.3 million for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, average interest-earning assets increased by $45.3 million, or 24.6%, to $229.2 million from $183.9 million for the same period in 1995. The increase in average interest-earning assets was offset by a $44.5 million, or 27.8%, increase in interest-bearing liabilities to $204.3 million for the nine months ended June 30, 1996, as compared to $159.8 million for the same period in 1995.

The Company's net interest margin slightly decreased by 2 basis points to 4.04%, for the quarter ended June 30, 1996, as compared to 4.06% for the quarter ended June 30, 1995. For the nine month period ended June 30, 1996, the net interest margin decreased by 34 basis points to 3.93%, as compared to 4.27% for the same period in 1995. The Company's net interest spread decreased 3 basis points and 32 basis points to 3.55% and 3.47%, for the quarter ended and the nine months ended June 30, 1996, respectively, compared with 3.58% and 3.79% for the same periods in 1995, respectively. For the quarter ended June 30, 1996, the modest decline in the net interest margin and spread reflects the recent 12 basis point decrease in the average cost of interest-bearing liabilities to 4.07% as of June 30, 1996, as compared to 4.19% as of March 31, 1996. During the nine months ended June 30, 1996, the narrowing of the interest rate spread and margin was primarily caused by the Bank's competitive deposit pricing in an effort to attract new certificate of deposits during the middle of fiscal 1995 and the corresponding leveraging of the balance sheet in an effort to increase net interest income. The average yield in interest-earning assets was 7.62% for the quarter ended June 30, 1996, as compared to 7.61% for the same period in 1995, an the average cost of interest-bearing liabilities was 4.07% for the quarter ended June 30, 1996, as compared to 4.03% for the same period in 1995. For the nine months ended June 30, 1996, the average yield on interest-earning assets was 7.63%, as compared to 7.40% for the same period in 1995, and the average cost of interest-bearing liabilities was 4.16%, as compared to 3.61% for the same period in 1995.

The Company's provision for loan losses for the quarter ended June 30, 1996 and the nine months ended June 30, 1996, increased by $127,062 and $191,270, to $159,453 and $289,453, respectively. The increase in the provisions for the quarter ended and the nine months ended June 30, 1996, is partially attributable to an increase in loan loss provisions as a result of the Bank's most recent regulatory examination. In addition, the increase in provisions is reflective of the significant increase in loan originations and the purchase of one-to-four family mortgage loans.

Non-interest income, for the quarter ended June 30, 1996, decreased by $170,344, to ($109,537) from $60,807 for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, non-interest income decreased by $58,269, to $59,567, as compared to $117,836 for the same period in 1995. The decrease in non-interest income is primarily attributable a $262,500 provision for loss on a real estate joint venture, in which a service corporation of the Bank has a one-third interest. Management does not anticipate substantial additional provisions on this project in that the joint venture partners received, in July 1996, the required approvals from the New York City Planning Commission for development of the site. For the quarter ended June 30, 1996, the decline in non-interest income was offset, in part, by an increase in fees and service charges of $32,097, or 40.7%, to $111,026 from $78,929 for the same period in 1995. In addition, for the quarter ended June 30, 1996, the Company realized a $31,009 gain on the sale of investment securities, as compared to zero for the same period in 1995.

Non-interest expenses marginally decreased by $843, for the quarter ended June 30, 1996, to $1,331,335 from $1,332,178 during the same period in 1995. During the nine months ended June 30, 1996, non-interest expenses modestly increased by $5,228, to $4.0 million. For the quarter ended and nine months ended June 30, 1996, the ratio of operating expenses to average assets decreased by 38 basis points and 53 basis points, to 2.08% and 2.17%, respectively, as compared to 2.46% and 2.70% for the same periods in 1995. The Company has been successful in controlling operating expenses, as evidenced by the Company's efficiency ratio of 51.1% for the quarter ended June 30, 1996, as compared to 61.5% for the same period in 1995.

During the quarter ended June 30, 1996, salaries and employee benefits decreased by $13,801, or 2.1%, to $647,863, from $661,664 for the quarter ended June 30,
1995. This modest decrease in salaries and employee benefits was partially due to the postponement of salary increase for officers, reductions in overall employee staffing by means of attrition and a decline in pension related contributions. For the nine month period ended June 30, 1996, salaries and employee benefits decreased by $18,115, or 0.9%, to $1,959,045 from $1977,160 for the same nine month period in 1995. For the quarter ended June 30, 1996, occupancy expense decreased by $24,045, to $121,744 from $145,789 for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, occupancy expense decreased by $44,094, to $353,077 from $397,171 for the same period in 1995. The decrease for the quarter ended and the nine months ended June 30, 1996, was primarily attributable to the collection of rental income on its Bank owned properties. Equipment expense, for the quarter and nine months ended June 30, 1996, increased by $13,959 and $50,200, to $141,559 and $417,969, respectively, from $127,600 and $367,769, respectively, for the same periods in 1995. The increase in equipment expense for the quarter and nine months ended June 30, 1996, represents increased costs associated with deposit and check processing servicing fees and other vendor related services and contracts. Advertising expense, for the quarter and nine months ended June 30, 1996, decreased by $28,828 and $59,801, to $12,880 and $57,947, respectively, from $41,708 and $117,748, respectively, for the same periods in 1995. The Company has limited its advertising expenditures in an effort to bolster earnings.

For the quarter ended June 30, 1996, income tax expense decreased by $21,769, to $295,388 as compared to $317,157, for the same quarter in 1995. For the nine month period ended June 30, 1996, income tax expense increased by $248,786 to $1,065,643, from $816,857 for the same period in 1995, as a result of the increase in income before taxes.

LEGISLATIVE MATTERS

Legislation is pending in Congress to mitigate the effect of the Bank Insurance Fund ("BIF") Savings Association Insurance Fund ("SAIF") premium disparity. Under the legislation a special assessment would be imposed on the amount of deposits held by SAIF member institutions, including the Bank, as of a specified date, currently March 31, 1995, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at between 79 to 85 basis points of insured deposits. The legislation would also require that the BIF and SAIF be merged, provided that subsequent legislation is enacted requiring federal savings associations to become national banks or state chartered banks or thrifts and that the Financing Insurance Company ("FICO") payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the specific terms of such legislation including the amount of any special assessment and when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. The assessment of an 79 to 85 basis point fee to recapitalize the SAIF would result in a $773,000 to $832,000 payment on an after-tax basis.

Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires the recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management has determined that the impact of this legislation will not have a material adverse effect on the financial statements of the Company.

No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at June 30, 1996 was 9.9%, which exceeded the applicable 5% liquidity requirement. Its short-term liquidity ratio at June 30, 1996, was 2.1%.

The primary investment activities of the Bank are the origination and purchase of mortgage loans and the purchase of investment securities and mortgage-backed securities. The Company's primary sources of funds are the Bank's deposit accounts, proceeds from principal and interest payments on loans and investments, and to a lesser extent, advances and overnight borrowings from the FHLB, as well as reverse repurchase agreements and other short-term borrowings. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, mortgage prepayments and callable investment securities are greatly influenced by market interest rates, general economic conditions and competition within the financial industry.

At June 30, 1996, the Bank had outstanding loan commitments to originate mortgage loans of $10.3 million, and management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations. Certificates of deposit, which are scheduled to mature in one-year or less from June 30, 1996 totalled $64.5 million, of which $14.6 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

The Bank generally maintains competitive pricing of its deposits in order to maintain a steady deposit growth balance and, when necessary supplements its deposit base with advances and other borrowings.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $19.0 million, or 7.39% at June 30, 1996, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of June 30, 1996, was $19.3 million, or 19.01%, also well in excess of the regulatory capital requirement of 8.0%.

                            FINANCIAL BANCORP, INC.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings
              The Company is not presently engaged in any legal proceeding of a material nature.

Item 2. Changes in Securities
              Not applicable.

Item 3. Defaults Upon Senior Securities
              Not applicable.

Item 4. Submission of Matters to a Vote
            of Security-Holders
             Not applicable.

Item 5. Other information

            On April 12, 1996, the Company announced that it received regulatory approval from the Office of Thrift Supervision to commence its fourth repurchase program through August 17, 1996. The Company is currently in the process of repurchasing 93,668, or 5% of its common stock outstanding. As of August 12, 1996, the Company has repurchased 88,168 common shares through open-market transaction as part of its fourth repurchase program.


            On July 24, 1996, the Holding Company declared its regular quarterly cash dividend for the period ended June 30, 1996, of $0.075 per share, payable on August 20, 1996 to stockholders of record on August 6, 1996.

            On August 6, 1996, Stuart G. Hoffer tendered his resignation as President and Chief Executive Officer and as a member of the Board of Directors of the Company and Bank, and all the Bank's affiliates and subsidiaries, in order to pursue other business interests. The Board of Directors appointed Frank S.Latawiec as President and Chief Executive Officer of the Company and Bank. Mr. Latawiec is also a director of the Company and Bank. A Form 8-K was filed in connection with these events on August 13, 1996.

Item 6.  (A)  Exhibits

          Exhibit 3.1 Certificate of Incorporation of Financial Bancorp, Inc.*
          Exhibit 3.2 Bylaws of Financial Bancorp, Inc.*
          Exhibit 11  Earnings Per Share
          Exhibit 27  Financial Data Schedule

          (B)  Reports on Form 8-K

                None

 * Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on March 18, 1994, Registration Number 33-76664

                                  SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Financial Bancorp, Inc.
                                       (Registrant)





Date:   August 14, 1996                By: /s/ Frank S. Latawiec
                                           -------------------------------------
                                           Frank S. Latawiec
                                           President and Chief Executive Officer




Date:   August 14, 1996                By: /s/ P. James O'Gorman
                                           -------------------------------------
                                           P. James O'Gorman
                                           Senior Vice President and
                                           Chief Financial Officer