Form 10-K
period 1996-09-30
FINANCIAL BANCORP INC
filed 1996-12-30
CIK 855932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996
                          Commission File No.: 0-18126


                             FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     06-1391814
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            42-25 Queens Boulevard, Long Island City, New York 11104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (718) 729-5002
        Securities registered pursuant to Section 12 (b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $25,341,447, based upon the last sales price as quoted on the Nasdaq National Market for December 3, 1996.

      The number of shares outstanding of the registrant's Common Stock as of December 20, 1996 was 1,747,686.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated by reference into Part II of this Form 10-K.

      Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on January 22, 1997 are incorporated by reference into Parts II and III of this Form 10-K.

                                      INDEX

                                     Part I
                                                                            Page

Item 1.  Business                                                          1-35
Item 2.  Properties                                                       35-36
Item 3.  Legal Proceedings                                                   36
Item 4.  Submission of Matters to a Vote of Securities Holders               36

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder       36
         Matters
Item 6.  Selected Financial Data                                             36
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           37
Item 8.  Financial Statements and Supplementary Data                         37
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            37

                                    Part III

Item 10. Directors and Executive Officers of the Registrant                  37
Item 11. Executive Compensation                                              37
Item 12. Security Ownership of Certain Beneficial Owners and Management      37
Item 13. Certain Relationships and Related Transactions                      37

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     38

                                     PART I

Item 1. BUSINESS OF THE COMPANY

General

      Financial Bancorp, Inc. (the "Company"), was formed in February 1994 as the holding company for Financial Federal Savings Bank (the "Bank") in connection with the conversion of the Bank from mutual to stock form of ownership on August 17, 1994. Effective October 20, 1994, the Bank changed its name from Financial Federal Savings and Loan Association to Financial Federal Savings Bank. The Company is headquartered in Long Island City, New York and its principal business currently consists of the operations of the Bank. The Company, as a savings and loan holding company, and the Bank are subject to the regulation of the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is listed on the Nasdaq Stock Market under the symbol "FIBC". The Company does not transact any material business other than through its subsidiary, the Bank. The Bank's primary sources of funds are retail deposits, loan repayments and borrowings. The principal business of the Bank is attracting retail deposits from the areas surrounding its branch office. The Bank may borrow funds from the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York ("FRB") or through reverse repurchase agreements. These funds are then primarily invested in fixed-rate and adjustable-rate loans on one- to four-family residences, multi-family loans, commercial real estate mortgage loans, and to a lesser extent construction loans and other consumer loans. The Bank's revenues are derived principally from interest on loans, mortgage-backed securities, interest and dividends on investment securities and short-term investments, and other fees and service charges.

Market Area and Competition

      The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. Its primary market areas are the areas surrounding its offices, while its lending activities extend throughout the New York City metropolitan area. In addition to its principal office in the Long Island City section of Queens, the Bank operates four other retail offices, three in Queens and one in Brooklyn.

      The New York City metropolitan area has a high density of financial institutions, most of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Bank's most direct competition for savings comes from commercial banks, savings banks, savings and loan associations and credit unions. The Bank also faces competition for savings from other financial intermediaries such as brokerage firms and insurance companies.

      The Bank serves its market area with a wide selection of lending and deposit products and other retail financial services. Management considers the Bank's reputation for customer service and its strong branch network as its major competitive advantages in attracting and retaining customers in its market areas. The Bank also believes it benefits from its community orientation as well as its established deposit base and significant levels of core deposits.

Lending Activities

      Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate, first and second mortgage loans secured by one- to four-family owner-occupied residences, multi-family real estate loans, commercial real estate loans, and to a lesser extent construction/land loans, other consumer loans and commercial business loans. At September 30, 1996, the Bank's total loans receivable equalled $144.7 million, of which $115.5 million, or 79.8%, were one- to four-family residential first mortgage loans. Of the one- to four-family residential first mortgage loans outstanding at that date, $56.5 million, or 48.9% were adjustable-rate mortgage ("ARM") loans. At September 30, 1996, the Bank's loan portfolio also included $2.8 million of one- to four-family residential second mortgage loans, $5.6 million of multi-family loans, $15.3 million of commercial real estate loans, $4.9 million of construction/land loans and $568 thousand of other consumer and commercial business loans.

      The types of loans that the Bank may originate are regulated by federal laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and market conditions. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, legislative and tax policies and governmental budgetary matters.

      The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                                  At September 30,
                                     -------------------------------------------------------------------------
                                             1996                      1995                      1994
                                     ---------------------     ---------------------     ---------------------
                                                 Percent                   Percent                   Percent
                                      Amount     of Total        Amount    of Total       Amount     of Total
                                      ------     --------        ------    --------       ------     --------
                                                               (Dollars in thousands)
Real estate loans:
   Residential one- to four-family:
     First mortgages...........      $115,300      79.68%       $ 93,361     82.55%       $72,669      85.29%
     Second mortgages..........         2,980       2.06           3,806      3.36          4,491       5.27
   Multi-family................         5,622       3.89           4,296      3.80          3,213       3.77
   Commercial..................        15,302      10.58           8,031      7.10          2,940       3.45
   Construction/land loans.....         4,920       3.40           3,080      2.72          1,455       1.71
                                     --------     ------        --------    ------        -------     ------
       Total real estate loans        144,124      99.61         112,574     99.53         84,768      99.49

Consumer/commercial business:
   Consumer....................           400       0.27             404      0.36            400       0.47
   Commercial business.........           168       0.12             123      0.11             35       0.04
                                     --------     ------        --------    ------        -------     ------
     Total consumer/commercial
       business loans..........           568       0.39             527      0.47            435       0.51
                                     --------     ------        --------    ------        -------     ------
       Total loans receivable..       144,692     100.00%        113,101    100.00%        85,203     100.00%
                                                  ======                    ======                    ======
   Less:
     Loans in process..........         2,509                      1,485                      352
     Unearned discounts and net
       deferred loan fees......           296                        311                      226
     Allowance for loan losses          1,573                      1,243                    1,120
                                     --------                   --------                  -------
                                        4,378                      3,039                    1,698
                                     --------                   --------                  -------
       Total loans receivable, net   $140,314                   $110,062                  $83,505
                                     ========                   ========                  =======

Mortgage-backed securities:
  GNMA ........................        27,106      49.41%        $33,144     53.45%       $26,749      53.67%
  FHLMC (1)....................        23,015      41.96          22,979     37.06         15,816      31.74
  FNMA.........................         2,697       4.92           3,388      5.46          4,368       8.76
  Others.......................         2,035       3.71           2,497      4.03          2,906       5.83
                                                                --------    ------        -------     ------
Total mortgage-backed securities (2) $ 54,853     100.00%        $62,008    100.00%       $49,839     100.00%
                                     ========     ======         =======    ======        =======     ======

                                                   At September 30,
                                      ------------------------------------------
                                             1993                    1992
                                      -------------------     ------------------
                                                Percent                 Percent
                                      Amount    of Total     Amount     of Total
                                      ------    --------     ------     --------
                                                (Dollars in thousands)
Real estate loans:
   Residential one- to four-family:
     First mortgages...........       $72,274     85.41%     $80,695      84.75%
     Second mortgages..........         6,429      7.60        8,556       8.99
   Multi-family................         2,320      2.74        2,574       2.70
   Commercial..................         3,091      3.65        3,008       3.16
   Construction/land loans.....           109      0.13           --         --
                                      -------   -------      -------    -------
       Total real estate loans.        84,223     99.53       94,833      99.60

Consumer/commercial business:
   Consumer....................           332      0.40          344       0.36
   Commercial business.........            62      0.07           32       0.04
                                      -------   -------      -------    -------
     Total consumer/commercial
       business loans..........           394      0.47          376       0.40
                                      -------   -------      -------    -------
       Total loans receivable..        84,617    100.00%      95,209     100.00%
                                                =======                 =======
   Less:
     Loans in process..........            44                     --
     Unearned discounts and net
       deferred loan fees......           143                    158
     Allowance for loan losses.         1,005                    343
                                      -------                -------
                                        1,192                    501
                                      -------                -------
       Total loans receivable, net    $83,425                $94,708
                                      =======                =======

Mortgage-backed securities:
  GNMA ........................       $24,156     48.89%     $17,354      42.47%
  FHLMC (1)....................        16,065     32.52       15,456      37.82
  FNMA.........................         5,741     11.62        4,052       9.92
  Others.......................         3,446      6.97        4,000       9.79
                                      -------   -------      -------    -------
Total mortgage-backed securities (2)  $49,408    100.00%     $40,862     100.00%
                                      =======   =======      =======    =======

----------
(1) Includes $5.0 million in Mortgage-backed securities available for sale as of September 30, 1996.
(2)   Mortgage-backed securities are net of premiums and discounts.

Loan and Mortgage-Backed Security Maturity and Repricing

      The following table shows the maturity or period to repricing of the Bank's loan and mortgage-backed security portfolio at September 30, 1996. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans and mortgage-backed securities totaled $17.1 and $12.2 million respectively, for the twelve months ended September 30, 1996.

                                                                  Mortgage Loans and Other Loans
                                                                  ------------------------------
                                                                      At September 30, 1996
                                                                      ---------------------
                                 1 - 4    Multi-    Commercial   Construction/             Commercial     Total    Mortgage-Backed
                                Family    Family    Real Estate      Land       Consumer     Other        Loans      Securities
                                -------  ---------  -----------  ------------  ----------  -----------   -------  ----------------
                                                                         (In thousands)
Amounts due:
  Within one year ...........  $ 32,206    $ --       $   617       $4,920       $ 41         $ 49      $ 37,833       $29,081
  After one year:
    One to three years ......    10,523        39        --           --          182          --         10,744           581
    Three to five years .....    14,794       651       1,168         --           36          119        16,768         2,222
    Five to ten years .......    12,382     1,137       1,014         --           62          --         14,595         2,762
    After ten years .........    48,375     3,795      12,503         --           79          --         64,752        20,207
                               --------    ------     -------       ------       ----         ----      --------       -------
    Total due or repricing

        after one year ......    86,074     5,622      14,685         --          359          119       106,859        25,772
                               --------    ------     -------       ------       ----         ----      --------       -------
Total amounts due or
  repricing, gross ..........  $118,280    $5,622     $15,302       $4,920       $400         $168      $144,692       $54,853
                               ========    ======     =======       ======       ====         ====      ========       =======

      The following table sets forth at September 30, 1996, the dollar amount of all loans and mortgage-backed securities due after September 30, 1997 and indicates whether such loans and mortgage-backed securities have fixed or adjustable interest rates.


                                            Due After September 30, 1997
                                    --------------------------------------------
                                       Fixed        Adjustable         Total
                                    -----------    -------------    ------------
                                                  (In thousands)
Mortgage loans:
  One- to four-family .............   $59,913        $26,161         $ 86,074
  Multi-family ....................     4,988            634            5,622
  Commercial real estate ..........    13,031          1,654           14,685
Other loans .......................       226            252              478
                                      -------        -------         --------
Total loans .......................   $78,158        $28,701         $106,859
                                      =======        =======         ========
Mortgage-backed securities ........   $25,772        $  --           $ 25,772
                                      =======        =======         ========

      Set forth below is a table showing the Bank's loan origination, purchase and sales activity and activity in mortgage-backed security portfolio for the periods indicated.

                                               For the Years Ended September 30,
                                               ---------------------------------
                                                 1996        1995        1994
                                               ---------   ---------   --------
                                                        (In thousands)

Loans receivable at beginning of period .....  $ 113,101   $  85,203   $ 84,617
   Originations:
   First mortgages ..........................     21,241      19,344      9,523
   Second mortgages .........................        342         354       --
   Multi-family .............................      2,058       1,136      1,200
   Commercial ...............................      7,491       5,187        100
   Construction/land ........................      2,870       4,364      1,455
   Consumer loans ...........................        212         279        184
   Student loans ............................         54          49        127
   Commercial business ......................         69         120         21
   Loan purchases ...........................     14,848       9,045       --
                                               ---------   ---------   --------
     Total originations and purchases .......     49,185      39,878     12,610
                                               ---------   ---------   --------
Transfer of mortgage loans to
  foreclosed real estate ....................       (100)       (682)      (568)
Loans charged-off ...........................       (327)       (219)       (70)
Repayments ..................................    (17,167)    (11,079)   (11,386)
Loan sales ..................................       --          --         --
                                               ---------   ---------   --------
   Total reductions .........................    (17,594)    (11,980)   (12,024)
                                               ---------   ---------   --------
Total loans receivable at end of period .....  $ 144,692   $ 113,101   $ 85,203
                                               =========   =========   ========

Mortgage-backed securities
  at beginning of period ....................  $  62,008   $  49,839   $ 49,408
   Purchases ................................      5,068      19,294      8,082
   Repayments ...............................    (12,214)     (7,169)    (7,536)
   Discount (premium) amortization ..........        (19)         44       (115)
   Unrealized gain ..........................         10        --         --
                                               ---------   ---------   --------
Mortgage-backed securities at
  end of period .............................  $  54,853   $  62,008   $ 49,839
                                               =========   =========   ========

      One- to Four-Family Residential Mortgage Lending. The Bank offers first mortgage loans primarily secured by one- to four-family residences. Loan originations are obtained from existing customers, referrals from real estate brokers and builders and through advertising and general solicitations. The Bank originates both ARM loans and fixed-rate loans. At September 30, 1996, first mortgage loans secured by residential one- to four-family real estate totalled $115.5 million, or 80.14% of total real estate loans at such date. Of the Bank's first mortgage loans secured by one- to four- family residences, $56.5 million, or 48.89% were ARM loans.

      The Bank has, from time to time, purchased one- to four-family mortgage loans which generally include loans secured by properties located outside the Bank's market area. All loans purchased by the Bank must generally meet the same underwriting criteria as loans originated by the Bank. At September 30, 1996, the Bank had $27.2 million in one- to four-family purchased mortgage loans and single-family loan participations serviced by others.

      The Bank underwrites all mortgage loans generally in conformance with secondary market guidelines and internally generated policies and procedures. Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified, and additional financial information is requested, if deemed necessary. An independent appraisal of the real estate intended to secure the loan is undertaken by an independent appraiser previously approved by the Board. It is the Bank's policy to obtain title insurance on all real estate mortgage loans. Borrowers must also obtain hazard/flood insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis to a mortgage escrow account, from which the Bank makes disbursements for items such as real estate taxes, hazard/flood insurance premiums and private mortgage insurance premiums as they become due.

      The Bank generally makes mortgage loans secured by owner-occupied one- and two-family residences in amounts up to 95% of the appraised value or sales price of the property on loans that do not exceed $300,000. Mortgage loans originated under the Bank's First Time Home Buyers' Program may be in amounts of up to 89% of property values, with additional monthly principal repayments required for a specified time in lieu of private mortgage insurance coverage. Except for the loans originated under the Bank's First Time Home Buyers' Program, mortgage loans on one- to four-family, owner-occupied residences are originated for up to 95% of the property value provided that mortgage insurance on the amount in excess of 80% is obtained. The Bank's one- to four-family residential mortgage loans do not provide for negative amortization. When the information is obtained and an appraisal is completed, loans are presented for approval to the Bank's Loan Committee. The Loan Committee consists of two outside directors, the Chief Executive Officer and the Chief Operating Officer.

      The Bank offers adjustable-rate first mortgage loans with interest rates which adjust periodically based upon a spread above an agreed upon index, such as a U.S. Treasury constant maturity index. ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. Borrowers of ARM loans, that reset every twelve months, or less are qualified at the lesser of the first rate adjustment or the fully indexed rate in an effort to reduce the risk of default as the interest rate and underlying payments increase. ARM loans have periodic caps ranging from 1.0% to 2.5% per adjustment period and lifetime caps of 5.0% to 6.0% over the initial rate. The Bank has two additional ARM loan products: a 10/1 mortgage loan which provides for an initial 10 year fixed rate period, thereafter adjusting each year, and a 6 month ARM which provides for interest rate adjustments every six months.

      Equity and Second Mortgage Loans. The Bank originates equity and second mortgage loans on one- to four-family residences. These loans generally are originated as either fixed-rate or adjustable-rate loans secured by owner-occupied one- to four-family residences with terms from 10 to 25 years. The Bank offers equity and second mortgage loans with maximum combined loan-to-value ratios of up to 80%, or 85% if the borrower has the first mortgage with the Bank. At September 30, 1996, the Bank had $3.0 million, or 2.06% of total one- to four-family loans in equity and second mortgage loans, including $1.9 million of purchased second mortgage loans, which are subject to recourse against the seller.

      Multi-Family and Commercial Real Estate Loans. The Bank also originates multi-family and commercial real estate loans. As of September 30, 1996, the Bank's total loan portfolio contained $5.6 million, or 3.89% of multi-family loans, and $15.3 million, or 10.58% of commercial real estate loans. The commercial real estate and multi-family loans in the Bank's portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. The Bank's policy has been to originate commercial real estate and multi-family loans primarily in its market area. In making commercial real estate and multi-family loans, the Bank considers the ability of net operating income generated by the real estate to support the debt, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

      Construction and Land Loans. The Bank originates loans, on a selected basis, to finance the construction of one- to four-family homes and other properties in its market areas. As of September 30, 1996, the Bank's portfolio contained $4.9 million, or 3.4% of construction loans. Construction loans generally provide for interest-only payments and are originated for a short-term. Borrowers must contribute equity in the construction projects to establish acceptable loan-to-value ratios. The Bank generally requires personal guarantees from the principals of the borrowing entity. Loan proceeds are disbursed in stages as construction progresses and as inspections warrant.

      Consumer/Commercial Business Lending. The Bank also offers secured and unsecured personal loans and commercial business loans. At September 30, 1996, the Bank's consumer and commercial business loans totalled $568 thousand, or
 .39% of the Bank's total loan portfolio. Of that amount, $400 thousand consisted of home improvement, personal, passbook and student loans; and $168 thousand of commercial business loans.

      Mortgage-backed Securities. The Bank invests in a variety of mortgage-backed securities, 96.28% of which were insured or guaranteed by the FHLMC, GNMA or FNMA at September 30, 1996. The remaining 3.72% was invested in a privately issued mortgage pass-through security. At September 30, 1996, mortgage-backed securities totalled $54.9 million, or 20.56% of total assets, $5.0 million of which are classified by the Bank as available for sale. Of the $54.9 million in mortgage-backed securities, $29.1 million, or 53.0% were adjustable-rate and will reprice within one year. During the year ended September 30, 1996, the Bank purchased $5.1 million of mortgage-backed securities and received prepayments and scheduled principal amortization of $12.2 million.

Asset Quality

      Loan Collection. When a borrower fails to make a required payment, the Bank generally takes immediate steps to induce the borrower to cure the delinquency and restore the loan to a current status. The Bank will send a late notice and contact the borrower in order to determine the reason for the delinquency and to effect a cure. In most cases delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank reviews the loan status more closely and, where appropriate, appraises the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may: (1) accept a repayment program for the arrearage from the borrower; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; (3) request a deed in lieu of foreclosure; or (4) initiate foreclosure proceedings.

      When a loan payment is delinquent for three or more monthly installments, the Bank may initiate foreclosure proceedings. The Bank continues to accrue interest until foreclosure proceedings have commenced, at which time the accrual is excluded from income by an offsetting increase in a special reserve account. Under certain circumstances prior to commencement of foreclosure proceedings or prior to the loan becoming 90 days delinquent, when recovery of interest is doubtful, the Bank will immediately offset such interest in a special reserve account. If such interest is ultimately collected, it is credited to income in the period of recovery.

      At September 30, 1996, the Bank had 19 loans delinquent 90 days or more totalling $2.0 million, of which $1.7 million are attributed to one- to four-family mortgage loans and $2.5 million in participation loans on which the FDIC is disputing the original servicing agreement which call for current payment on principal and interest. At September 30, 1996, the Bank's real estate owned totalled $378 thousand.

      TASCO Loan Participations. TASCO was a service corporation which was formed by 36 savings banks and savings and loan associations located in the State of New York. Member institutions participated in loans through TASCO in various projects, including condominium and cooperative projects, construction of new condominiums and hotel renovations. TASCO provided a means by which smaller institutions could invest in larger projects. TASCO was dissolved on November 11, 1994. The Bank presently has $922,000 or .64% of its total loan portfolio invested in one TASCO project. The Bank has established loss reserves of $504,000 on this loan participation. As of September 30, 1996, the Bank's net exposure on the existing TASCO loan participation was $418 thousand. This loan was restructured pursuant to which the interest rate on the loan was reduced to 2.0% (currently 4.0%) based upon the loan balance of $922,000. At September 30, 1996, the loan was performing under the restructured terms, and therefore, is no longer classified as non-performing. The Bank has not participated in a new TASCO project since the mid-1980s.

      Delinquent and Non-Performing Loans. At September 30, 1996, 1995 and 1994, delinquencies in the Bank's loan portfolio were as follows:


                                           At September 30, 1996                                At September 30, 1995
                            -------------------------------------------------     -----------------------------------------------
                                 60 - 89 Days             90 Days or More             60 - 89 Days            90 Days or More
                            ----------------------     ----------------------     ---------------------    ----------------------
                                        Principal                  Principal                 Principal                 Principal
                            Number of   Balance of     Number of   Balance of    Number of   Balance of    Number of   Balance of
                              Loans       Loans          Loans       Loans         Loans       Loans         Loans        Loans
                              -----       -----          -----       -----         -----       -----         -----        -----
                                                                    (Dollars in thousands)
Residential one- to
  four-family:
  First mortgages .........       1      $  175             16      $3,955(1)           1      $    2           13       $1,216
  Second mortgages ........    --          --                1         200              2          55         --           --
Multi-family residential ..    --          --                2         350           --          --              3          677
Commercial real estate ....    --          --             --          --             --          --              1           38
Consumer loans ............    --          --                4          11           --          --              4           11
Commercial Business .......    --          --                1          45           --          --           --           --
                             ------      ------         ------      ------         ------      ------       ------       ------
         Total loans ......       1      $  175             24      $4,561              3      $   57           21       $1,942
                             ======      ======         ======      ======         ======      ======       ======       ======
Delinquent loans and non-
  performing loans to total                0.12%                      3.15%                      0.05%                     1.72%



                                               At September 30, 1994
                                   ---------------------------------------------
                                        60 - 89 Days          90 Days or More
                                   ---------------------   ---------------------
                                               Principal              Principal
                                   Number of  Balance of   Number of  Balance of
                                     Loans       Loans       Loans      Loans
                                     -----       -----       -----      -----
                                               (Dollars in thousands)

Residential one- to four-family:
  First mortgages ................    --        $ --             12     $1,199
  Second mortgages ...............       2          34            2         29
Multi-family residential .........    --          --              3        426
Commercial real estate ...........    --          --           --         --
Consumer loans ...................    --          --              4          5
Commercial Business ..............    --          --           --         --
                                    ------      ------       ------     ------
         Total loans .............       2      $   34           21     $1,659
                                    ======      ======       ======     ======

Delinquent and non-performing
  loans to total loans ...........                0.04%                   1.95%


----------
(1)Includes $2.5 million loan participation certificates at September 30, 1996.

      The following table sets forth information regarding non-accrual mortgage loans, loans delinquent 90 days or more and still accruing interest, investments in real estate, real estate owned ("REO") and in-substance foreclosure loans. The Bank continues to accrue interest on loans delinquent 90 days or more until commencement of foreclosure proceedings or until recovery of interest is considered by the Bank to be doubtful based on the value of the property and other considerations. During the years ended September 30, 1996, 1995 and 1994, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totalled $256,000, $171,000 and $165,000, respectively. The Bank collected interest income on such non-accrual loans in the amounts of $43,000, $24,000 and $17,000 during the years ended September 30, 1996, 1995 and 1994, respectively.

                                                                   At September 30,
                                         --------------------------------------------------------------------
                                          1996           1995           1994             1993           1992
                                         ------         ------         ------           ------         ------
                                                                    (In thousands)
Non-accrual delinquent mortgage
  loans ..............................   $4,380         $1,794         $1,624(1)        $2,008(1)      $3,904
Delinquent other loans ...............       56             11              5               11             24
Mortgage loans delinquent 90 days
    or more and accruing .............      125            137             30              166            550
                                         ------         ------         ------           ------         ------
    Total non-performing loans .......    4,561          1,942          1,659            2,185          4,478
Investment in real estate (2) ........    3,308          3,531          2,789            3,153           --
In-substance foreclosures (3) ........     --             --             --               --              148
Real estate owned ....................      378            591            620              650            185
                                         ------         ------         ------           ------         ------
     Total non-performing assets .....   $8,247         $6,064         $5,068           $5,988         $4,811
                                         ======         ======         ======           ======         ======
Non-performing loans
    to total loans ...................     3.15%          1.72%          1.95%            2.58%          3.07%
Total non-performing assets
    to total assets ..................     3.09%          2.65%          2.95%            4.05%          4.70%

----------
(1) A TASCO commercial loan with a balance of $922,000, which previously had been delinquent, but was restructured in fiscal 1993.
(2) Investments in real estate through the Bank's subsidiaries are classified as non-performing assets.
(3) Represents reclassification of delinquent TASCO projects, net of specific reserves.

      Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1996 are summarized as follows in thousands:

Recorded investment in impaired loans:
    With recorded allowance...............           $922
    Without recorded allowance ...........             --
                                                     ----
    Total impaired loans                              922
Recorded allowances for loan losses ......            504
                                                     ----

    Net impaired loans ...................           $418
                                                     ====

      For the year ended September 30, 1996, interest income that would have been recognized for these loans had they been performing in accordance with the original terms was approximately $78,000 and interest income recognized when received was $31,000.

      The average balance of impaired loans during the years approximated $933,000.

      Classified Assets. Federal regulations and the Bank's Classification of Assets Policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard," with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as "Loss" are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention" or placed on an in-house "Watch List" by management. When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Bank may, however, increase its general valuation allowance in an amount deemed prudent. The Bank believes that its policies are consistent with regulatory requirements regarding classified assets.

      At September 30, 1996, classified assets totalled $8.2 million, or 3.1% of total assets, of which $1,000 classified as "Doubtful" and the remaining classified as "Substandard" consisted of 14 one- to four-family loans totalling $1.8 million, 2 multi-family loans totalling $350,000, 1 commercial real estate loan totalling $418,000, 1 building loan for $598,000 and a participation in one- to four-family loans totalling $2.5 million, 3 foreclosed real estate properties totalling $378,000 and $2.2 million in investment real estate. Real estate owned and investment in real estate are carried at the lower of cost or fair value less costs of disposal. Assets classified as "Doubtful" include 1 consumer loan for $1,000. Assets designated as "Special Mention" totalled $1.2 million, of which represents single family loans.

Allowances for Losses on Loans, Investments in Real Estate and Real Estate
Owned.

      The Bank's allowance for loan losses is maintained at a level considered adequate to absorb future loan losses. Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tiered approach in determining its allowance: (1) identification of problem loans and establishment of appropriate loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, amount, type of collateral and financial condition of the borrower. Loan loss allowances are established for identified loans based on a review of such data and/or estimates of the fair value of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

      While the Bank believes it utilized the best information available and that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for loan losses has been established, actual losses are dependent upon future events and, as such, further additions and/or adjustments to the specific and general loan loss allowances may become necessary.

      REO consists of real estate acquired by foreclosure or a deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value at the date of acquisition or in-substance foreclosure. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. Loans foreclosed in-substance consist of loans accounted for as foreclosed property even though actual foreclosure has not taken place. Investments in real estate include investments in non-consolidated joint ventures. These investments are recorded at the lower of cost or fair value. The amounts ultimately recoverable from investments in real estate could differ from the net carrying value of the assets. See "Subsidiary and Joint Venture Activities -- FinFed Development Corp."

      The following table sets forth the Bank's allowances for loan losses at the dates indicated:

                                                                    Year Ended September 30,
                                                ------------------------------------------------------------------
                                                 1996           1995           1994           1993           1992
                                                ------         ------         ------         ------         ------
                                                                      (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period ..............   $1,243         $1,120         $1,005         $  343         $  295
Charge-Offs:
     One- to four-family ....................     --               31             51             50             26
     Multi-family ...........................      213            189           --             --             --
     Consumer and other loans ...............     --             --               19             20              1
                                                ------         ------         ------         ------         ------
Total charge-offs ...........................      213            220             70             70             27
Recoveries ..................................     --                1              2           --             --
Provision for loan losses ...................      543            342            183            732             75
                                                ------         ------         ------         ------         ------
Balance at end of period (1) ................   $1,573         $1,243         $1,120         $1,005         $  343
                                                ======         ======         ======         ======         ======
Ratio of total charge-offs during the
  period to average loans outstanding
  during the period .........................     0.17%          0.23%          0.08%          0.08%          0.03%
Ratio of allowance for loan losses to
  total loans at the end of the period ......     1.09%          1.10%          1.31%          1.20%          0.36%
Ratio of allowance for loan losses to
  non-performing loans at the end of
  the period ................................    34.50%         63.97%         67.48%         46.00%          7.66%

----------
(1) Includes $504,000, $717,000, $739,000 and $739,000, which are attributable to TASCO loan participation(s), at September 30, 1996, 1995, 1994 and 1993.

      The following table sets forth the allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.

                                                                      At September 30,
                         ----------------------------------------------------------------------------------------------------------
                                1996                  1995                  1994                  1993                  1992
                         ------------------   --------------------   ------------------    ------------------    ------------------

                                 % of Loans            % of Loans            % of Loans            % of Loans            % of Loans
                                  in each               in each               in each                in each               in each
                                 category to           category to           category to           category to           category to
                         Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans
                         ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                   (Dollars in thousands)
Real Estate Loans:
  Residential one- to
  four-family .........  $  650     81.74%     $  305     85.91%     $  293     90.56%     $  235     93.01%     $  254     93.75%

  Multi-family ........      53      3.89         218      3.80         278      3.77         250      2.74          79      2.70

  Commercial ..........     757     10.57         686      7.10         529      3.45         500      3.65        --        3.16

Commercial business
  loans                      57      0.12          12      0.11           4      0.04        --        0.07        --        0.03

Construction/land .....      53      3.40          17      2.72           9      1.71        --        0.13        --        --

Consumer ..............       3      0.28           5      0.36           7       0.4          20      0.40          10      0.36
                         ------    ------      ------    ------      ------    ------      ------    ------      ------    ------

   Total allowance for
   loan losses (1) ....  $1,573    100.00%     $1,243    100.00%     $1,120    100.00%     $1,005    100.00%     $  343    100.00%
                         ======    ======      ======    ======      ======    ======      ======    ======      ======    ======

----------
(1)   Includes $504,000, $717,000, $739,000 and $739,000, which are attributable to TASCO loan participations at September 30, 1996, 1995, 1994 and 1993. See "Asset Quality -- TASCO Loan Participations."

Investment Activities

      The Bank is required to maintain liquid assets at minimum levels which vary from time to time. The Bank increases or decreases its liquid investments depending on the availability of funds and comparative yields on liquid investments relative to the return on loans. The Bank's liquid investments primarily include United States Government and agency securities, overnight federal funds and repurchase agreements. Historically, the Bank has maintained its liquid assets at levels above the minimum regulatory requirements. At September 30, 1996, $23.8 million, or 8.9% of the Bank's total assets were invested in investment securities and other short-term investments that mature in five years or less.

      The following table sets forth certain information regarding the carrying and market values of the Bank's portfolio of investment securities at the dates indicated:

                                                                                   At September 30,
                                                  -----------------------------------------------------------------------------
                                                           1996                        1995                        1994
                                                  ---------------------       ---------------------       ---------------------
                                                  Carrying       Market       Carrying       Market       Carrying       Market
                                                   Value         Value         Value         Value         Value         Value
                                                  -------       -------       -------       -------       -------       -------
                                                                                    (In thousands)
Investment Securities held to maturity:
U.S. Government and agency obligations ........   $51,122       $49,903       $38,921       $38,842       $16,509       $16,157
Common stock (1) ..............................      --            --              15            15            24            24
                                                  -------       -------       -------       -------       -------       -------
Total investment securities held to maturity ..   $51,122       $49,903       $38,936       $38,857       $16,533       $16,181
                                                  =======       =======       =======       =======       =======       =======
Available for sale:
U.S. Treasury securities ......................   $ 2,908       $ 2,908          --            --            --            --
Equity securities .............................       700           700          --            --            --            --
                                                  -------       -------       -------       -------       -------       -------
Total investment securities available for sale    $ 3,608       $ 3,608          --            --            --            --
                                                  =======       =======       =======       =======       =======       =======

----------
(1)  Investment in TASCO common stock written down to estimated fair value.

      The following table sets forth the carrying values, market values and average yields for the Bank's debt security portfolio by maturity, call date or repricing date, whichever is first, at September 30, 1996.


                                         Less than One Year              One to Five Years           Total Investment Portfolio
                                    ----------------------------     --------------------------     ----------------------------

                                     Carrying   Market   Average     Carrying   Market  Average     Carrying   Market    Average
                                       Value     Value    Yield       Value     Value    Yield        Value    Value      Yield
                                    ---------  -------  --------     --------   ------  -------     --------   -------   -------
                                                                       (Dollars in thousands)
Debt securities:

U.S. Government agency securities...  $48,556  $47,428    7.33%       $2,566    $2,475    8.05%      $51,122   $49,903     7.37%

U.S. Government treasury securities.       --       --      --         2,908     2,908    6.35         2,908     2,908     6.35
                                                                      ------    ------               -------   -------

      Total.........................  $48,556  $47,428    7.33%       $5,474    $5,383    7.15%      $54,030   $52,811     7.32%
                                      =======  =======                ======    ======               =======   =======

Sources of Funds

      General. The Bank's lending and investment activities are predominantly funded by savings deposits, interest and principal payments on loans and other investments, FHLB advances, other borrowings and proceeds from the maturities of securities.

      Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. In addition to the standard certificate of deposit, the Bank has designed special flexible certificates of deposit ("CDs") to accommodate its customers. The Bank's Golden Advantage program pays a bonus rate of 1/8 of 1% (.125%) over the standard time deposit rate for seniors who have direct deposit of their social security and/or pension benefits to a Bank deposit account. The Bank also offers the Silver Certificate of Deposit to all direct deposit customers 62 years of age or older. This twelve month time deposit allows one withdrawal of principal per quarter without an early withdrawal penalty. As of September 30, 1996, Silver Certificates of Deposit represented $15.4 million, or 14.9% of certificates outstanding. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract new and retain existing deposits.

      On February 24, 1995, the Bank consummated the purchase of certain deposit liabilities from the East New York Savings Bank and consolidated these deposit liabilities into Financial Federal Savings Bank's Greenpoint, Brooklyn branch. Deposits totalling $14.8 million were acquired, for which the Bank paid a premium of $127,000. The transaction was accounted for under the purchase method of accounting.

      The following table presents the deposit activity of the Bank for the periods indicated.

                                             For the Years Ended September 30,
                                          --------------------------------------
                                             1996         1995          1994
                                          --------------------------------------
                                                      (In thousands)

Deposits ...............................  $ 267,595    $ 264,455(1)  $ 138,174

Withdrawals ............................    258,815      224,272       138,546
                                          ---------    ---------     ---------

Net increase (decrease) before interest
credited ...............................      8,780       40,183          (372)

Interest credited ......................      7,612        6,127         3,916
                                          ---------    ---------     ---------

Net increase (decrease) in deposits ....  $  16,392    $  46,310     $   3,544
                                          =========    =========     =========

----------
(1)  Includes $14.8 million of deposits purchased in February 1995.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1996.

                                                 (In thousands)
Maturity Period:
Three months or less......................           $ 1,373
Over three through six months.............             1,252
Over six through 12 months................             2,299
Over 12 months............................             4,608
                                                     -------
      Total...............................           $ 9,532
                                                     =======

      The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented at the dates indicated.

                                                           For the year ended September 30,
                             --------------------------------------------------------------------------------------------
                                         1996                            1995                           1994
                             -----------------------------   ----------------------------   -----------------------------
                                                  Weighted                       Weighted                        Weighted
                                                   Average                        Average                         Average
                             Percent    Amount      Rate     Percent   Amount      Rate     Percent   Amount        Rate
                             -------    ------      ----     -------   ------      ----     -------   ------        ----
                                                              (Dollars in thousands)

Non-interest-bearing demand   3.52%    $ 7,156      0.00%     1.98%    $ 3,688      0.00%     1.07%  $  1,495      0.00%
Interest-bearing demand....    9.18     18,622      2.18      8.91      16,623      2.29     12.36     17,322      2.24
Savings and club...........   36.52     74,084      2.11     41.49      77,370      2.44     57.25     80,262      2.26
Certificates of deposit....   50.78    103,022      5.85     47.62      88,811      5.98     29.32     41,103      4.41
                             ------    --------              ------   --------              ------   --------
     Total deposits........  100.00%   $202,884     3.94%    100.00%  $186,492      4.06%   100.00%  $140,182      2.86%
                             ======    ========              ======   ========              ======   ========

      The following table presents the amount of the Bank's certificates of deposit outstanding, based upon weighted-average rate categories, at September 30, 1996, 1995 and 1994, and based upon contractual periods to maturity, at September 30, 1996.

                                          Period to Maturity from September 30, 1996                         At September 30,
                         =========================================================================   ==============================
                         Less Than     One to      Two to       Three to     Four to      After
                          One Year   Two Years   Three Years   Four Years   Five Years  Five Years      1996       1995       1994
                          --------   ---------   -----------   ----------   ----------  ----------      ----       ----       ----
Certificate accounts:
   2.99% or less ......  $   --       $   --      $   --        $   --       $   --     $   --       $   --     $   --     $    416
   3.00% to 3.99% .....       163         --          --            --           --         --            163      1,121     17,175
   4.00% to 4.99% .....    24,117          598          61          --           --         --         24,776     10,896     13,689
   5.00% to 5.99% .....    25,549       17,782       5,191           616        1,165        165       50,468     36,702      4,893
   6.00% to 6.99% .....     2,418        4,373         677         1,548          989        680       10,685     23,712      2,939
   7.00% to 7.99% .....       930          415        --          10,373        5,131         30       16,879     16,313          3
   8.00% to 8.99% .....      --           --          --            --             51       --             51         67     1, 988
                         --------     --------    --------      --------     --------   --------     --------   --------   --------

      Total ...........  $ 53,177     $ 23,168    $  5,929      $ 12,537     $  7,336   $    875     $103,022   $ 88,811   $ 41,103
                         ========     ========    ========      ========     ========   ========     ========   ========   ========

Borrowings

      Advances From Federal Home Loan Bank of New York. In the past and from time to time, the Bank has obtained fixed-rate advances from the Federal Home Loan Bank of New York ("FHLB") as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB advances are generally secured by the Bank's mortgage loans and the Bank's investment in the stock of the FHLB. In addition, the Bank has available an overnight line of credit with the FHLB, subject to the terms and conditions of the lender's overnight advance program, in the amount of $24.3 million. Advances under this line of credit, which expires on December 22, 1996, are made for one-day periods. As of September 30, 1996, advances were secured by stock of Federal Home Loan Bank in the amount of $1.7 million and mortgage loans with an unpaid balance of $25.2 million. Information concerning advances from FHLB are summarized as follows:

                                                     September 30,
                                 Interest    ----------------------------
          Maturity                 Rate          1996           1995
----------------------------   ------------  ------------  --------------
                                                   (In Thousands)
Overnight advances due
  October 1995..............      6.625%         $   --         $5,375
Overnight advances due
  October 1996..............      6.125%            525             --
Notes maturing in
  February 1997.............      5.133%          1,200             --
Notes maturing in
  December 1997.............      5.597%          2,000             --
Notes maturing in
  December 1998.............      5.670%          6,000             --
                                                 ------         ------
                                                 $9,725         $5,375
                                                 ======         ======

There were no borrowings from the FHLB during the year ended September 30, 1994.

      Securities Sold Under Agreements to Repurchase. Borrowings under reverse repurchase agreements involve the delivery of investment securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned to the Bank upon the maturities of the agreements. Information concerning borrowings collateralized by securities sold under agreements to repurchase are summarized as follows:


                                      September 30,
                      Interest  --------------------------
     Maturity           Rate        1996          1995
------------------- ----------- ------------- ------------
                                       (In Thousands)

November 1995           5.78%      $    --       $5,112
January  1996           5.75%           --        2,014
December 1996           5.44%       14,046           --
                                   -------       ------
                                   $14,046       $7,126


      There were no borrowings under reverse repurchase agreements during the year ended September 30, 1994.

      Information concerning borrowings collateralized by securities sold under agreements to repurchase is summarized as follows:


                                    Year Ended September 30,
                                  ---------------------------
                                     1996              1995
                                  ---------          --------
                                         (In Thousands)
Average balance during
  the year....................      $8,228            $1,876
Average interest rate
  during the year.............        5.70%             6.01%
Maximum month end
   balance during the year....      15,064            $9,229
Investment securities underlying
  the agreement at year end:
      Carrying value..........     $15,120            $6,988
      Estimated market value..     $14,520            $7,047

Treasury Tax and Loan Amount and Other Short Term Borrowings

      At September 30, 1996, the Bank had borrowings from Federal Reserve Bank of New York under Treasury and Depository program in the amount of $9,880,970 at an interest rate of 5.20% per annum payable on demand. These borrowings are secured by investment securities with a carrying value of $10,972,000 and fair value of $10,570,000.

Subsidiary and Joint Venture Activities

      The following is a description of the current subsidiaries (the "Subsidiaries") of the Company and Bank. The Bank uses the equity method of accounting to account for the Subsidiary's investment in the joint venture. The Subsidiary's joint venture real estate development activity involves risks which may adversely affect the profitability of the Bank. Real estate development joint ventures generally incur substantial costs to acquire land, design projects, install site improvements and engage in marketing activities prior to commencement of development. Because the joint venture is unable to repay the Subsidiary's loans and/or the Subsidiary's capital investments until the sales of the lots are actually closed, there is negative cash flow in the early stages of the project. In general, a Subsidiary's profit potential on any given project may vary, if overruns are experienced, the underlying value of the property declines or a combination of these factors occurs.

      842 Manhattan Avenue Corp. 842 Manhattan Avenue, a wholly-owned subsidiary of the Company, was incorporated in October, 1995, for the purpose of holding a Bank owned property for lease. At September 30, 1996, this subsidiary's investment consists of the building located at 842 Manhattan Avenue, Greenpoint, Brooklyn.

      FinFed Funding Ltd. FinFed Funding Ltd., a wholly-owned subsidiary of the Bank, was incorporated in March 1985. It serves as a conduit for funding investments through the Bank's real estate development subsidiary. As of September 30, 1996, the subsidiary is inactive.

      FinFed Development Corp. This wholly-owned subsidiary of the Bank was incorporated in May 1985 for the purpose of participating as a general partner in a real estate joint venture, AFT Associates, with another New York City metropolitan area financial institution and a local real estate developer. In May 1985, AFT Associates acquired a parcel of land for the development of approximately 400 lots designated for both detached residences and condominiums. In July 1996, AFT Associates received the required approvals necessary to develop the land for resale. Development of this property may require additional contributions by FinFed Development and its partners to the joint venture. FinFed Development Corp. has invested $3.4 million, which represents 44.0% of the capital of the joint venture at September 30, 1996. The subsidiary has a one-third interest in any profits realized from the sale of the developed property. The investment in AFT Associates has been classified as substandard. Furthermore, based upon a current appraisal of the value of real estate owned by the joint venture, an additional $298,000 in provisions for losses on investment in real estate were established for the fiscal year ended September 30, 1996. It is also expected that the Bank's subsidiary, FinFed Development Corp., will be contributing its share of the normal operating costs of the joint venture.

      FS Agency Inc. This wholly-owned subsidiary of the Bank was formed in August 1988 as a conduit to the Bank for commissions on the sale of tax deferred annuities and life insurance. As of September 30, 1996, its total assets were $30,400.

      FinFed Staten Island Corp. FinFed Staten Island Corp. was incorporated in May 1985 for the purpose of developing for sale five acres of real estate on Staten Island. It entered into a joint venture as a general partner, with Salamander Associates, in May 1985, in which FinFed Staten Island Corp. had a 50% interest. This property was sold in December 1993, which resulted in an allocated loss to FinFed Staten Island Corp. of $362,300. The corporation was dissolved on September 30, 1994.

      At September 30, 1996, the Bank's loans to and investments in one of its wholly owned subsidiaries, FS Agency Inc., were not subject to the deduction from capital in accordance with FIRREA. However, the Bank's other wholly owned subsidiaries, FinFed Funding Ltd. and FinFed Development Corp. are, or have been, engaged in real estate development activities that are not permitted for a national bank, and thus are subject to the general rule requiring the Bank's loans to and investments in the subsidiaries to be deducted from capital.

Personnel

      As of September 30, 1996 the Bank had 55 full-time employees and 4 part-time employees.

                          REGULATION AND SUPERVISION

General

      The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

      The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

      The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

      Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

      The following table presents the Bank's capital position at September 30, 1996 relative to fully phased-in regulatory requirements. For a description of the Bank's delayed phase-in schedule, see "Business of the Bank - Subsidiary and Joint Venture Activities."

                                                               Capital
                                            Excess     -----------------------
                   Actual     Required    (Deficiency)   Actual     Required
                  Capital      Capital      Amount      Percent      Percent
                ------------  ---------   -----------  ----------  -----------
                                    (Dollars in thousands)

Tangible.....     $18,209      $3,908       $14,301       6.99%       1.50%
Core (Leverage)   $18,209      $7,816       $10,393       6.99%       3.00%
Risk-based...     $19,230      $8,337       $10,893      18.45%       8.00%


      Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF, except for deposits acquired in a branch purchase from East New York Savings Bank which are insured by the Bank Insurance Fund ("BIF"). Both the SAIF and the BIF, (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

      In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense during the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.1 million on a pre-tax basis and $598,000 on an after-tax basis.

      The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments of 1.3 basis points, while SAIF deposits will pay
6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

      The Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $$387,065, exclusive of the $1,115,000 or 65.7 basis points one-time SAIF special assessment.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury to submit a report to Congress by March 31, 1999 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS were introduced in the 104th Congress. It is likely that legislation will be introduced in the new Congress addressing the elimination of the savings association charter. However, the Bank is unable to predict whether such legislation would be enacted and, if so, the extent to which the legislation would restrict or disrupt its operations.

      Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1996, the Bank's limit on loans to one borrower was $3.2 million. At September 30, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.4 million.

      QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

      A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1996, the Bank maintained 82.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1996, the Bank was a Tier 1 Bank.

      Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1996 were 13.9% and 3.2% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

      Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1996 totalled $64,000.

      Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

      Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

      Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

      Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                          FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank report their income on a consolidated/unconsolidated basis and the accrual/cash method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service ("IRS") during the last seven years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

      Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

      The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

      Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32.2%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%.

      A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

      Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning in 1996 or 1997 in which the Bank's loan originations is at least equal to the average of the principal amounts of such loans made by the Bank during its six most recent tax years prior to 1996.

      The provisions of the 1996 Act are effective for the Bank's taxable year beginning October 1, 1996, and the Bank is permitted to make additions to bad debt reserves based on experience method only. In addition, the Bank is required to recapture (i.e. take into taxable income) over a six year period or not more than an eight year period if residential loan requirements are met, the excess of the balance of its bad debt reserves as of September 30, 1996 (other than its supplemental reserves for losses on loans) over the balance of such reserves for the base year (i.e. the last year beginning before 1988). Since the percentage of taxable income method for Federal tax bad debt deduction and the corresponding increase in the Federal tax bad debt reserve in excess of the base year has been recorded as temporary differences pursuant to SFAS 109, this change in the tax law is not expected to have a material adverse effect on the Bank's statement of operations.

      Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

      The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does/does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

      SAIF Recapitalization Assessment. The Funds Act levies a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

      New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of (i) 9.0% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 3.0% of "alternative entire net income" allocable to New York State, (b) 0.01% of the Bank's assets allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the addition of interest income on state and municipal obligations, the partial exclusion of interest income on certain United States Treasury, New York State, and New York City obligations, and an additional New York State bad debt deduction). Alternative entire net income is equal to entire net income without certain deductions which are allowable for the calculation of entire net income. New York State also imposes several surcharges on the Franchise Tax on Banking Corporations including a 17.0% Metropolitan Transportation Business Tax Surcharge and an additional 2.5% surcharge which currently apply to the Bank.

      The Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. Currently, New York City does not impose surcharges applicable to the Bank.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Impact of New Accounting Standards

      In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is to be recognized if the carrying value of such asset exceeds its fair value. In regard to long-lived assets to be disposed of either through sales or abandonment, such assets are to be carried at the lower of cost or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995 and restatement of previously issued financial statements is not permitted. SFAS 121 was adopted effective October 1, 1996 and such adoption did not have a material adverse effect on the Company's consolidated financial condition or results of operations.

      In June 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based on an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. SFAS 122 is effective prospectively in fiscal years beginning after December 15, 1995. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before adoption of SFAS 122 is prohibited. SFAS 122 was adopted effective October 1, 1996 and such adoption did not have a material adverse effect on the Company's consolidated financial condition or results of operations.

      In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes financial accounting and reporting standards for stock-based employees compensation plans. SFAS 123 encourages all entities to adopt the "fair value base method" of accounting for employee stock compensation plans.. However, SFAS 123 also allows an entity to continue to measure compensation cost under such plans using the "intrinsic value based method." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and its recognized over the service period, usually the vesting period. Fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk free interest rate over the expected life of the option. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most stock plans have no intrinsic value at date of grant, and under previous accounting guidance, no compensation cost was to be recognized.

      The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to continue accounting for compensation cost under the intrinsic value based method and will provide pro forma disclosures for all awards granted after October 1, 1996. Such disclosures include net income and earnings per share as if the fair value based method of accounting has been applied.

      In September 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and should be applied prospectively. Earlier or retroactive application of

SFAS 125 is not permitted. SFAS 125, when adopted, is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Additional Item.  Executive Officers Who Are Not Directors

      The following table sets forth certain information regarding executive officers of the Company, at September 30, 1996, who are not also directors.

       Name                 Age                     Position Held
------------------------------------------------------------------------------

P. James O'Gorman            37           Senior Vice President, Chief Financial
                                          Officer and Treasurer
Robert E. Adamec             53           Senior Vice President and Corporate
                                          Secretary

      P. James O'Gorman. Mr. O'Gorman joined the Bank in 1990 as Controller. In March 1991, he was promoted to Treasurer of the Bank. From November 1993 to March 1994, Mr. O'Gorman served as Vice President and Treasurer of the Bank. Since March 1994, Mr. O'Gorman has served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank and is a Certified Public Accountant.

      Robert E. Adamec. Mr. Adamec has been employed with the Bank since July 1990. From October 1990 to November 1993, he served as Vice President of the Bank. In November 1993, Mr. Adamec was elected Senior Vice President and Corporate Secretary of the Bank.

Item 2. Properties

      The Bank conducts its business through its main office and four full-service branch offices. Loan originations are processed at the main office. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                   Lease
                                                Expiration
                                      Date         Date              Net
                          Owned/    Acquired     Including        Book Value
       Location           Leased    or Leased     Options     September 30, 1996
------------------------  ------    ---------   -----------   ------------------
                                                                (In thousands)
Main Office:
  Long Island City
  42-25 Queens Boulevard   Owned      1962          --             $  579
Branches:
  Long Island City
  45-14 46th Street....   Leased      1976         2001                10
  Jackson Heights
  75-23 37th Avenue....   Leased      1990         2005               213
  Flushing
  59-23 Main Street....   Leased      1974         1999               159
  Brooklyn
  814 Manhattan Avenue.    Owned      1995          --              1,117
                                                                    -----

Total                                                              $2,078
                                                                   ======

Item 3. Legal Proceedings

      Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition and results of the operation of the Company and the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

      Information relating to the market for Registrant's common stock and related stockholder matters appears under Common Stock Information in the Registrant's 1996 Annual Report to Stockholders on page 41 and is incorporated herein by reference.

Item 6. Selected Financial Data

      The selected financial data appears under Selected Consolidated Financial and Other Data of the Bank in the Registrant's 1996 Annual Report to Stockholders on pages 6 through 7 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1996 Annual Report to Stockholders on pages 8 through 15 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements and related notes thereto of Financial Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC, appears in the Registrant's 1996 Annual Report to Stockholders on pages 16 through 40 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held January 22, 1997 pages 5 through 6.

Item 11. Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on January 22, 1997 at pages 7 through 8 and 13 through 17, excluding the Compensation Committee Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on January 22, 1997 at pages 3 through 6.

Item 13. Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on January 22, 1997 at page 17.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

      (a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of Financial Bancorp, Inc. are incorporated by reference to the indicated pages of the 1996 Annual Report to Stockholders.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report ..............................................  40

Consolidated Statements of Financial Condition as of
      September 30, 1996 and 1995 .........................................  16


Consolidated Statements of Income for Each of the Years in
      the Three-Year Period Ended September 30, 1996 ......................  17


Consolidated Statements of Changes in Stockholders' Equity for Each
      of the Years in the Three-Year Period Ended September 30, 1996 ......  18


Consolidated Statements of Cash Flows for Each
      of the Years in the Three-Year Period Ended September 30, 1996 ......  19


Notes to Consolidated Financial Statements ................................  21

The remaining information appearing in the 1996 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

      (a)   The following exhibits are filed as part of this report:

      3.1   Certificate of Incorporation of Financial Bancorp, Inc.*

      3.2   Bylaws of Financial Bancorp, Inc.*

      4.0   Stock Certificate of Financial Bancorp, Inc.*

      10.1    Financial Federal Savings Bank Recognition and Retention Plan**

      10.2    Financial Bancorp, Inc. 1995 Incentive Stock Option Plan***

      10.3    Financial Bancorp, Inc. 1995 Stock Option Plan for Outside
              Directors**

      10.4 Financial Savings and Loan Association Employee Stock Ownership Plan and Trust*

      10.5 Salary Continuation Agreement between Financial Bancorp, Inc., Financial Savings and Loan Association and Frank S. Latawiec (filed herewith)

      10.6 Employment Agreement between Financial Federal Savings and Loan Association and Irene C. Greco****

      10.7 Employment Agreement between Financial Federal Savings and Loan Association and P. James O'Gorman****

      10.8 Employment Agreement between Financial Federal Savings and Loan Association and Robert E. Adamec****

      10.9    Employment Agreement between Financial Bancorp, Inc. and Irene
              C. Greco****

      10.10 Employment Agreement between Financial Bancorp, Inc. and P. James O'Gorman****

      10.11   Employment Agreement between Financial Bancorp, Inc. and Robert
              E. Adamec****

      10.12 Financial Federal Savings and Loan Association Outside Directors' Consultation and Retirement Plan*

      11.0    Computation of earnings per share (filed herewith)

      13.0 Annual Report to Stockholders for the year ended September 30, 1996 (filed herewith)

      21.0 Subsidiary information is incorporated herein by reference to "Subsidiaries"

      23.0    Consent of Radics & Co., LLC (filed herewith)

      99.0    Proxy Statement for 1997 Annual Meeting*****

----------
      * Incorporated herein by reference into this document from the Exhibits to Form S- 1, Registration Statement and amendments thereto, initially filed on March 18, 1994, Registration No. 33-76664.

      ** Incorporated herein by reference into this document from the Proxy Statement for the January 17, 1996 Annual Meeting of Stockholders filed on December 18, 1995.

      *** Incorporated herein by reference into this document from the Proxy Statement for the January 26, 1995 Annual Meeting of Stockholders filed on December 15, 1994.

      **** Incorporated herein by reference into this document from the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed with the SEC on December 20, 1994.

      ***** Incorporated herein by reference into this document from the Proxy Statement for the January 22, 1997 Annual Meeting of Stockholders filed with the SEC on December 23, 1996.

      (b)     Reports on Form 8-K

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINANCIAL BANCORP, INC.


                                    By:/s/Frank S. Latawiec
                                       ---------------------------------
                                       Frank S. Latawiec
                                       President, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)

      Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

    Name                        Title                             Date

/s/Frank S. Latawiec         President, Chief Executive        December 30, 1996
-----------------------      Officer and Director
Frank S. Latawiec            (Principal Executive Officer)



/s/P. James O'Gorman         Senior Vice President, Chief      December 30, 1996
-----------------------      Financial Officer and Treasurer
P. James O'Gorman            (Principal Accounting Officer)



/s/Irene C. Greco            Executive Vice President,         December 30, 1996
-----------------------      Chief Operating Officer
Irene C. Greco               and Director



/s/Dominick L. Segrete       Chairman of the Board             December 30, 1996
-----------------------
Dominick L. Segrete


/s/Peter S. Russo            Director                          December 30, 1996
-----------------------
Peter S. Russo


/s/Richard J. Hickey         Director                          December 30, 1996
-----------------------
Richard J. Hickey


/s/Raymond M. Calamari       Director                          December 30, 1996
-----------------------
Raymond M. Calamari