Form 10-Q
period 1996-12-31
FINANCIAL BANCORP INC
filed 1997-02-13
CIK 855932

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

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

               42-25 Queens Boulevard, Long Island City, NY 11104
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (718) 729-5002
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1)  X    Yes        No
                                             ------     ------
                                          (2)  X    Yes        No
                                             ------     ------


                           APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 1,747,686 shares of the Registrant's common stock outstanding as of February 13, 1997.
      -----------------

                                  FINANCIAL BANCORP, INC.
                                         Form 10-Q
                                           Index

Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of December 31, 1996 (Unaudited) and September 30, 1996      3

         Consolidated Statements of Income for the
         Three Months ended December 31, 1996 and 1995 (Unaudited)       4

         Consolidated Statement of Changes in
         Stockholders' Equity for the Three Months
         ended December 31, 1996 (Unaudited)                             5

         Consolidated Statements of Cash Flows for
         the Three Months ended December 31, 1996 and 1995 (Unaudited)   6-7

         Notes to Consolidated Financial Statements                      8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   12-16

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities
           Not applicable.                                                17

Item 3.  Defaults Upon Senior Securities
           Not applicable.                                                17

Item 4.  Submission of Matters to a Vote of Security
           Holders
             Not applicable.                                              17

Item 5.  Other Information                                                17

Item 6.  Reports on Form 8-K
             Not applicable.                                              17

         Exhibits
         Exhibit 11:  Computation of per share earnings                   18

         Signature Page                                                   19


                                               FINANCIAL BANCORP, INC.
                                                  AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)

                                                                                          DECEMBER 31,         SEPTEMBER 30,
                                                                                             1996                  1996
                                                                                         -------------       ----------------
Assets
------

Cash and amounts due from depository institutions                                        $  1,603,668          $  2,917,223
Federal funds sold and securities purchased under agreements to resell                      2,000,000             2,185,000
                                                                                         ------------          ------------
  Total cash and cash equivalents                                                           3,603,668             5,102,223

Investment securities available for sale                                                      701,750             3,608,125
Investment securities held to maturity, net; estimated fair value of $44,058,000 and
 $49,903,000 at December 31, 1996 and September 30, 1996, respectively                     45,010,382            51,122,128
Mortgage-backed securities available for sale                                               5,002,458             5,016,112
Mortgage-backed securities held to maturity, net; estimated fair value of $48,149,000
 and $49,901,000 at December 31, 1996 and September 30, 1996, respectively                 47,734,831            49,836,734
Loans receivable, net                                                                     145,481,700           140,314,158
Real estate owned, net                                                                        218,500               377,910
Investments in real estate, net                                                             3,468,494             3,493,153
Premises and equipment, net                                                                 2,489,883             2,522,264
Federal Home Loan Bank of New York stock, at cost                                           1,689,800             1,675,800
Accrued interest receivable, net                                                            1,649,967             1,788,970
Other assets                                                                                2,052,549             1,904,945
                                                                                         ------------          ------------
  Total assets                                                                           $259,103,982          $266,762,522
                                                                                         ============          ============
Liabilities and stockholders' equity
------------------------------------
Deposits                                                                                 $203,499,815          $202,883,766
Advance payments by borrowers for taxes and insurance                                         871,337             1,063,036
Advances from Federal Home Loan Bank of New York                                           12,000,000             9,725,000
Securities sold under agreements to repurchase                                              5,000,000            14,046,000
Treasury tax and loan account and other short term borrowings                              10,006,868             9,880,970
Other liabilities                                                                           1,967,716             3,376,552
                                                                                         ------------          ------------
  Total liabilities                                                                       233,345,736           240,975,324
                                                                                         ------------          ------------
Stockholders' equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued,
  1,747,686 and 1,790,622 shares outstanding at December 31, 1996
  and September 30, 1996, respectively                                                         21,850                21,850
Additional paid-in capital                                                                 20,156,882            20,151,858
Retained earnings - substantially restricted                                               12,688,064            12,218,607
Common stock acquried by Employee Stock Ownership Plan (ESOP)                              (1,132,958)           (1,173,422)
Common stock acquired by Recognition & Retention Plan (RRP)                                  (420,154)             (454,221)
Unrealized gain (loss) on securities available for sale, net of income taxes                   34,180                  (488)
Treasury stock, at cost; 437,314 and 394,378 shares at December 31, 1996 and
  at September 30, 1996, respectively                                                      (5,589,618)           (4,976,986)
                                                                                         ------------          -------------
  Total stockholders' equity                                                               25,758,246             25,787,198
                                                                                         ------------          -------------
  Total liabilities and stockholders' equity                                             $259,103,982          $ 266,762,522
                                                                                         ============          =============
See accompanying notes to consolidated financial statements


                                   FINANCIAL BANCORP, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                                                  Three Months Ended
                                                                        -----------------------------------
                                                                                     December 31,
                                                                        -----------------------------------
                                                                             1996                   1995
                                                                        ------------            -----------
Interest income:
   Loans                                                                  $2,899,293             $2,338,631
   Mortgage-backed securities                                                955,509              1,070,231
   Investments and other interest-earning assets                           1,041,882                791,956
   Federal funds sold and securities purchased
        under agreements to resell                                            15,789                 11,003
                                                                        ------------            -----------
               Total interest income                                       4,912,473              4,211,821
                                                                        ------------            -----------
Interest expense:
   Deposits                                                                1,981,214              1,909,176
   Borrowings                                                                476,765                161,653
                                                                        ------------            -----------
               Total interest expense                                      2,457,979              2,070,829
                                                                        ------------            -----------
Net interest income                                                        2,454,494              2,140,992
Provision for loan losses                                                     99,600                 54,000
                                                                        ------------            -----------
Net interest income after provision for loan losses                        2,354,894              2,086,992
                                                                        ------------            -----------
Non-interest income (loss):
   Fees and service charges                                                  131,280                 88,072
   Gain on sale of investment securities                                      26,353                      0
   (Loss) from real estate operations                                        (28,053)               (22,610)
   Miscellaneous                                                              10,629                 11,698
                                                                        ------------            -----------
               Total non-interest income                                     140,209                 77,160
                                                                        ------------            -----------
Non-interest expenses:
   Salaries and employee benefits                                            742,047                646,505
   Net occupancy expense of premises                                         132,511                112,480
   Equipment                                                                 150,346                137,650
   Advertising                                                                 9,587                 25,049
   Loss from real estate owned                                                18,384                 29,216
   Federal insurance premium                                                  81,772                 89,145
   Miscellaneous                                                             250,043                261,410
                                                                        ------------            -----------
               Total non-interest expenses                                 1,384,690              1,301,455
                                                                        ------------            -----------
Income before income taxes                                                 1,110,413                862,697
Income taxes                                                                 516,974                378,939
                                                                        ------------            -----------

Net income                                                                  $593,439               $483,758
                                                                        ============            ===========
Net income per common share & common stock equivalents                         $0.35                  $0.26
                                                                        ============            ===========

Weighted average number of common shares & common
   stock equivalents                                                       1,688,000              1,894,600
                                                                        ============            ===========

See accompanying notes to consolidated financial statements


                                                   Financial Bancorp. Inc.
                                                    And Subsidiaries
                              Consolidated Statements of Changes in Stockholders' Equity
                                                      (Unaudited)

                                                                                          Unrealized Gain
                                                                                           on Investment
                                                     Retained       Common     Common      Securities
                                        Additional   Earnings -     Stock      Stock       Available for
                              Common    Paid-in      Substantially  Acquired   Acquired    sale Net of      Treasury
                              Stock     Capital      Restricted     By ESOP    By RRP      Income Taxes      Stock         Total
                              --------  ----------   -----------    ---------  ---------  ---------------- ----------    ----------
Balance at September
   30, 1996                   $21,850   $20,151,858  $12,218,607   ($1,173,422)($454,221)       ($488)     ($4,976,986) $25,787,198

Net Income for the
  three months
  ended December 31, 1996         -             -        593,439          -         -              -             -          593,439

Purchase of 47,000 shares
  of treasury stock               -             -                         -         -              -          (663,938)   ($663,938)

Amortization relating to
  allocation of ESOP stock
  and earned portion of RRP
  stock                           -          17,965          -          40,464    34,067           -             -           92,496

Adjustment to valuation
  reserve on securities
  available for sale              -             -            -            -         -          34,668            -          $34,668

Stock issued upon exercise
  of stock options                -         (12,941)         -            -         -             -             51,306      $38,365

Cash dividends paid on
  common stock                    -             -       (123,982)         -         -             -              -         (123,982)
                             ---------   -----------  -----------   ----------- ---------   -------------  ------------ ------------
Balance at December 31, 1996   $21,850   $20,156,882  $12,688,064  ($1,132,958) ($420,154)    $34,180      ($5,589,618) $25,758,246
                             =========   ===========  ===========   =========== ==========  =============  ============ ============


See accompanying notes to consolidated financial statements.



                                    Financial Bancorp, Inc.
                                      And Subsidiaries
                             Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                                   Three Months Ended
                                                                     -------------------------------------------
                                                                                     December 31,
                                                                     -------------------------------------------
                                                                           1996                      1995
                                                                     ------------------       ------------------

Cash flow from operating activities:
  Net income                                                              $593,439                 $483,758
  Adjustments to reconcile net income to net cash used
    by operating activities
  (Gain) on sale of investment securities                                  (26,353)
  Loss on write-down of investment securities                                    0                        0
  (Gain) on sale of real estate owned                                            0                   (1,100)
  Net amortization of premiums and accretion
    of discounts on investment securities                                  (49,779)                   6,537
  Net amortization of premiums and accretion
    of discounts on mortgage-backed securities                               8,559                   (5,913)
  Accretion of deferred loan fees and discounts                            (23,136)                 (20,339)
  Amortization of intangibles                                                4,261                    5,705
  Depreciation and amortization of premises
   and equipment                                                            75,877                   74,641
  Provision for loan losses                                                 99,600                   54,000
  Provision for losses on real estate owned                                 15,482                        0
  Cost of ESOP and RRP                                                      92,496                   88,696
  Deferred income taxes                                                    127,426                   28,947
  Decrease (increase) in accrued interest receivable, net                  139,003                  (97,115)
  Increase in income taxes payable                                         206,276                  170,435
  (Increase) decrease in other assets                                     (342,869)                 124,809
  (Decrease) increase in other liabilities                              (1,578,772)                 148,985
                                                                     -----------------        ------------------
   Net cash (used in) provided by operating activities                    (658,490)               1,062,046
                                                                     ------------------       ------------------
Cash flows from investing activities:
  Purchases of investment securities                                    (8,840,000)             (15,000,000)
  Proceeds of maturities of investment securities                       15,000,000                8,430,000
  Proceeds from sale of investment securities
    available for sale                                                   2,947,031
  Purchases of mortgage-backed securities                                        0                        0
  Purchases of mortgage loans                                                    0               (5,647,072)
  Proceeds from principal repayments on
   mortgage-backed securities                                            2,156,126                3,091,499
  Loan originations, net of repayments                                  (5,244,006)              (4,783,120)
  Additions to premises and equipment                                      (43,837)                (920,940)
  Purchase of Federal Home Loan Bank of N.Y. stock                         (14,000)                       0
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                    143,928                   81,100
  Capitalized expenses on real estate owned                                      0                   (1,476)
  Net (increase) in investments in real estate                              25,000                        0
                                                                     ------------------       ------------------
   Net cash provided by (used in) investing activities                    6,130,242             (14,750,009)
                                                                     ------------------       ------------------

See accompanying notes to consolidated financial statements.



                                  FINANCIAL BANCORP, INC.
                                     AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)


                                                                                        Three Months Ended
                                                                           -----------------------------------------
                                                                                           December 31,
                                                                           -----------------------------------------
                                                                                 1996                    1995
                                                                           -----------------      ------------------
Cash flows from financing activities:
  Net increase in deposits                                                         $616,049              $3,068,764
  Advances from FHLB of NY                                                        2,800,000               7,825,000
  Net change in short-term borrowings  from FHLB N.Y.                              (525,000)                      0
  Net change in other borrowings                                                 (8,920,102)              2,937,500
 (Decrease) increase in advance payments by
   borrowers for taxes and insurance                                               (191,699)                142,473
  Dividends paid                                                                   (123,982)                (91,315)
  Reissuance of treasury stock                                                       38,365                       0
  Purchase of treasury stock                                                       (663,938)               (133,750)
                                                                           -----------------      ------------------
     Net cash (used in) provided by financing activities                         (6,970,307)             13,748,672
                                                                           -----------------      ------------------


Net (decrease) increase in cash and cash equivalents                             (1,498,555)                 60,709
Cash and cash equivalents - beginning                                             5,102,223               7,853,316
                                                                           -----------------      ------------------
Cash and cash equivalents - ending                                               $3,603,668              $7,914,025
                                                                           =================      ==================

Supplemental schedule of noncash investing and financing activities:
  Loans transferred to real estate owned                                                 $0                 $47,360
                                                                           =================      ==================

  Property transferred to investment in real estate                                      $0                $195,724
                                                                           =================      ==================

  Transfer to investment securities available for sale
    Investment securities                                                                $0              $1,989,839
                                                                           =================      ==================
     Unrealized gain on investment securities available for sale                    $61,906                 $15,791
     Deferred income taxes                                                          (27,238)                 (6,948)
                                                                           -----------------      ------------------
                                                                                    $34,668                  $8,843
                                                                           =================      ==================

Supplemental  disclosures  of cash flow  information:
  Cash paid (net of refunds received) during the year for:
   Federal, state and city income taxes                                             156,034                $185,000
                                                                           =================      ==================
   Interest on deposits and borrowed funds                                       $2,441,301              $2,049,572
                                                                           =================      ==================

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Financial Bancorp, Inc. (the "registrant" or the "Company") believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

The results of operations for the three ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three months ended December 31, 1995 have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In October 1995, the Financial Accounting Standards Board (the "FABS") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management will implement the pro forma disclosure required by SFAS No. 123 with the preparation of the annual financial statement for the fiscal years ending September 30, 1997.

EARNINGS PER SHARE
Net income per common share and common stock equivalents is computed by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the unallocated shares held by the ESOP. Stock options ranted are considered in earnings per share as common stock equivalents, if dilutive, using the treasury stock method.


INVESTMENT SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at December 31, 1996 and September 30, 1995, respectively.



                                                                    December 31, 1996           September 30, 1996
                                                                 -----------------------    -------------------------

                                                                  Carrying        Fair      Carrying         Fair
                                                                    Value         Value      Value           Value
                                                                 ------------  ---------   ------------   -----------
                                                                                     (in thousands)
Investment Securities:
Available for sale
    U.S. Treasury securities                                           $0            $0        $2,919        $2,908
    Corporate preferred stock                                         700           702           700           700
    Less: Unrealized gain (loss)                                        2             -          (11)             -
                                                                 ------------  ---------   ------------   -----------
       Total investment securities available for sale                $702          $702        $3,608        $3,608
                                                                 ============  =========   ============   ===========
 Held to maturity
    U.S. Treasury securities and other government agencies        $45,010       $44,058       $51,122       $49,903
                                                                 ------------  ---------   ------------   -----------
        Total investment securities held to maturity              $45,010       $44,058       $51,122       $49,903
                                                                 ============  =========   ============   ===========

MORTGAGE-BACKED SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at December 31, 1996 and September 30, 1996, respectively.

                                                                  December 31, 1996      September 30, 1996
                                                                ---------------------   --------------------

                                                                 Carrying      Fair     Carrying       Fair
                                                                   Value       Value      Value       Value
                                                                ----------   --------   ----------   -------
                                                                              (in thousands)
Mortgage-backed securities:

  Available for sale
    FHLMC certificates                                             $4,943     $5,002       $5,006     $5,016
    Add: Unrealized gain                                               59          -           10          -
                                                                ----------   --------   ----------   --------
          Total mortgage-backed securities available for sale      $5,002     $5,002       $5,016     $5,016
                                                                ==========   ========   ==========   ========
  Held to maturity
    GNMA certificates                                             $26,269    $26,595      $27,106    $27,198
    FHLMC certificates                                             17,011     17,103       17,999     17,960
    FNMA certificates                                               2,450      2,446        2,697      2,708
    Other pass-through certificates                                 2,005      2,005        2,035      2,035
                                                                ----------  ---------   ----------   --------
          Total mortgage-backed securities held to maturity       $47,735    $48,149      $49,837    $49,901
                                                                ==========  =========   ==========   ========

LOANS RECEIVABLE, NET
The following table sets forth the composition of the Company's loan portfolio at December 31, 1996 and September 30, 1996, respectively.

                                                                    December 31,            September 30,
                                                                        1996                     1996
                                                                  -----------------        -----------------
                                                                                (in thousands)
Real estate mortgages:
     One-to-four family                                                   $117,752                 $115,500
     Equity and second mortgages                                             2,841                    2,780
     Multi-family                                                            6,127                    5,622
     Commercial                                                             17,651                   15,301
                                                                  -----------------        -----------------
                                                                           144,371                  139,203
                                                                  -----------------        -----------------
Construction/land                                                            4,594                    4,920
                                                                  -----------------        -----------------
Consumer:
     Passbook or certificate                                                   163                      171
     Home improvement                                                            6                        7
     Student education guaranteed by
       the State of New York                                                   210                      202
     Personal                                                                   38                       21
                                                                  -----------------        -----------------
                                                                               417                      401

Commercial, including lines of credit                                          143                      168
                                                                  -----------------        -----------------
          Total loans                                                      149,525                  144,692
                                                                  -----------------        -----------------

Less:  Loans in process                                                      2,104                    2,509
       Allowance for loan losses                                             1,672                    1,573
       Deferred loan fees and discounts                                        267                      296
                                                                  -----------------        -----------------
                                                                             4,043                    4,378
                                                                  -----------------        -----------------

          Total loans receivable, net                                     $145,482                 $140,314
                                                                  =================        =================

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $26,398,500 at December 31, 1996. The following table sets forth the composition of the Bank's FHLB advances as of December 31, 1996 and September 30, 1996, respectively.


                                                                    December 31,            September 30,
                                                                        1996                     1996
                                                                  -----------------        -----------------
                                                                                (in thousands)
FHLB advances:
          Fixed rate:
                5.133% due February 1997                                    $1,200                   $1,200
                5.597% due December 1997                                     2,000                    2,000
                5.670% due December 1998                                     6,000                    6,000
                                                                  -----------------        -----------------
                          Total fixed rate                                   9,200                    9,200

          Overnight line of credit:
                6.125% due October 1996                                          -                      525
                6.875% due January 1997                                      2,500                        -
                7.375% due January 1997                                        300                        -
                                                                  -----------------        -----------------
                          Total overnight line of credit                     2,800                      525
                                                                  -----------------        -----------------

Total FHLB advances                                                        $12,000                   $9,725
                                                                  =================        =================



SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. The following table sets forth the composition of the Company's borrowings collateralized by securities sold under agrrements to repurchase as of December 31, 1996 and September 30, 1996, respectively.


                                                                    December 31,            September 30,
                                                                        1996                     1996
                                                                  -----------------        -----------------
                                                                               (in thousands)
Securities sold under agreements to repurchase:
                5.44% due December 1995                                         $0                  $14,046
                5.291% due December 2001, callable December 1997             5,000                        -
                                                                  -----------------        -----------------

Total securities sold under agreements to repurchase                        $5,000                  $14,046
                                                                  =================        =================

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

The Bank is primarily engaged in the origination of one-to-four family residential mortgage loans, multi-family and commercial real estate mortgage loans, and to a lesser extent residential and commercial construction loans. As a community-oriented institution, the Bank is generally engaged in attracting retail deposits from the areas surrounding its branch offices. In addition, the Bank may borrow funds from the FHLB or through reverse repurchase agreements. These funds are then generally concentrated in lending activities throughout the New York City metropolitan area.

FINANCIAL CONDITION

As of December 31, 1996, the Company's total assets were $259.1 million, representing a $7.7 million, or a 2.9%, decrease from $266.8 million as of September 30, 1996. The $7.7 million decrease in assets is primarily attributable to the sale of a $3.0 million U.S. Treasury security, classified as available for sale, in addition to a $6.1 million decrease in investment securities and $2.1 million decrease in mortgage-backed securities, which was partially offset by the $5.2 million increase in loans receivable. During the same period, securities sold under agreements to repurchase decreased by $9.0 million to $5.0 million at December 31, 1996, from $14.0 million at September 30, 1996. This was partially offset by an increase in deposits of $616,049, or 0.3%, to $203.5 million as of December 31, 1996, from $202.9 million as of September 30, 1996. In addition, FHLB advances increased by $2.3 million to $12.0 million, at December 31, 1996, from $9.7 million at September 30, 1996.

As of December 31, 1996, investment securities, including available for sale, consisted primarily of medium-term U.S. Government Agency obligations, with features such as calls and/or interest rate "step-ups," decreased by $9.0 million, or 16.5%, to $45.7 million from $54.7 million as of September 30, 1996. As of December 31, 1996, mortgage-backed securities, including available for sale, decreased by $2.1 million, or 3.9%, to $52.7 million from $54.8 million as of September 30, 1996. Loans receivable increased by $5.2 million, or 3.7%, to $145.5 million as of December 31, 1996 from $140.3 million as of September 30, 1996.

Non-performing loans totaled $5.1 million, or 3.43% of total loans at December 31, 1996 as compared to $4.6 million, or 3.15% of total loans at September 30, 1996. Of the $5.1 million in non-performing loans, $528,00 represents an increase in delinquencies in the one-to-four family mortgage loan portfolio. In addition, $2.5 million of the non-performing loans consists of the balance of Thrift Association Service Corporation ("TASCO") pass-through securities. In May 1996, the FDIC stated that they would not continue the scheduled pass-through of principal and interest payments whether or not collected. At December 31, 1996, non-performing assets totalled $8.6 million, or 3.33% of total assets, as compared to $8.2 million, or 3.09% of total assets at September 30, 1996. The Company's allowance for loan losses to non-performing assets and to total loans equals 19.37% and 1.12%, respectively, as compared to 19.08% and 1.09%, respectively, at September 30, 1996.

Total deposits at December 31, 1996, increased by $616,049, or 0.3%, to $203.5 million from $202.9 million at September 30, 1996. In addition, advances from the FHLB, increased by $2.3 million, or 23.4%, to $12.0 million at December 31, 1996. Securities sold under agreements to repurchase decreased by $9.0 million, or 64.4%, to $5.0 million at December 31, 1996, as compared to $14.0 million at September 30, 1996. The decrease in securities sold under agreements to resell was attributable to the proceeds realized from the maturity of $15.0 million in investment securities.

Total stockholders' equity was $25.8 million at December 31, 1996, reflecting a $28,952, or 0.1%, decrease from $25.8 million at September 30, 1996. The decrease in stockholders' equity was primarily attributable to the repurchase of the Company's common stock, partially offset by earnings retained. At December 31, 1996, the Company had, exclusive of shares repurchased 1,747,686 common shares outstanding. As of December 31, 1996, the Company's stated book value per share of common stock increased by $0.34, or 2.4%, to $14.74, from $14.40 at September 30, 1996.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income for the three months ended December 31, 1996, totalled $593,439, or $0.35 per share as compared to net income of $483,758, or $0.26 per share for the three months ended December 31, 1995. The $109,681, or 22.7% increase, was primarily attributable to a $700,652, or 16.6% increase in interest income, offset in part by a $387,150 increase in interest expense and a $83,235 increase in non-interest expenses.

The return on average assets equalled 0.90% for the quarter ended December 31, 1996, as compared to 0.84% for the same quarter in 1995. For the quarter ended December 31, 1996, the Company's return on average equity equalled 9.21%, as compared to 7.07% for the same period in 1995.

The Company's net interest income increased by $313,502, or 14.6%, to $2.5 million for the quarter ended December 31, 1996, from $2.1 million for the quarter ended December 31, 1995. The increase in net interest income for the three months ended December 31, 1996 was primarily attributable to the continued leveraging of the balance sheet, utilizing low cost borrowings and deposit growth to fund mortgage loan originations.

As a result, for the quarter ended December 31, 1996, average interest earning assets were $253.5 million, which represents a $32.8 million increase from $220.7 million for the quarter ended December 31, 1995. For the quarter ended December 31, 1996, average interest-bearing liabilities were $230.3 million, as compared to $193.8 million for the quarter ended December 31, 1995, which represents a $36.5 million increase.

For the current quarter, the net interest rate spread increased 10 basis points to 3.52% from 3.42% for the corresponding period in 1995. For the quarter ended December 31, 1996, the average yield on interest-earning assets was 7.75% and the average cost of interest-bearing liabilities was 4.23%, as compared to 7.63% and 4.21%, respectively, for the quarter ended December 31, 1995. The increase in the net interest spread is the result of a 67 basis points increase in the investment securities portfolio and higher yields realized from the growth in loans receivable. Despite the $36.5 million increase in interest bearing liabilities to $230.5 million, the cost of interest bearing liabilities remained stable at 4.23%. The net interest margin equalled 3.87% for the quarter ended December 31, 1996, which represents a slight decline from 3.88% realized for the corresponding period in 1995.

The Company's provision for loan losses for the quarter ended December 31, 1996, increased by $45,600, to $99,600, from $54,000 for the quarter ended December 31, 1995. The increase in provisions for loan losses reflects the increase in non-performing loans and management's on-going effort to maintain adequate allowances.

Non-interest income, for the quarter ended December 31, 1996, increased by $63,049, or 81.7%, to $140,209, as compared to $77,160 for the quarter ended December 31, 1995. This increase is primarily attributable to a $43,208 increase in income realized from additional service fee income and automated teller machines (ATM's) related service fees and a $26,353 net gain in sale of a $3.0 million U.S. Treasury security classified as available for sale.

Non-interest expenses increased $83,235, or 6.4%, to $1,384,690 for the quarter ended December 31, 1996, as compared to $1,301,455 for the same period in 1995. Salaries and employee benefits increased by $95,542, or 14.8%, to $742,047 for the quarter ended December 31, 1996, from $646,505 for the corresponding period in 1995. The increase in salaries and employee benefits is primarily attributable to the reinstatement of the Company's bonus accrual, additional commissions paid and other benefit related costs for the quarter ended December 31, 1996. For the quarter ended December 31, 1996, occupancy expense increased by $20,031, or

17.8%, to $132,511, from $112,480 for the quarter ended December 31, 1995. The increase in occupancy expense is primarily attributable to the increase in rental payments for a branch office and a corresponding decrease in rental income from a Bank owned property. Equipment expense increased by $12,696, or 9.2%, to $150,346 for the quarter ended December 31, 1996, from $137,650 for the same period in 1995. The increase in equipment expense represents costs associated with the Company's demand deposit and check processing servicing fees and other vendor related services and contracts. Advertising expense decreased by $15,462, or 61.7%, to $9,587 for the quarter ended December 31, 1996, from $25,049 for the corresponding period in 1995. Presently, the Company is limiting its advertising campaigns in an effort to bolster earnings. Although non-interest expenses have increased, the ratio of operating expenses to average assets decreased 13 basis points to 2.07% for the quarter ended December 31, 1996, as compared to 2.20% for the same period last year. The Company has been successful in controlling operating expenses, as evidenced by the efficiency ratio 52.6% for the quarter ended December 31, 1996, as compared to 56.8% for the same period in 1995.

For the quarter ended December 31, 1996, income tax expense increased by $138,035, to $593,439, as compared to $378,939, for the same quarter in 1995, as a result of a $247,716 increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at December 31, 1996 was 6.6%, which exceeded the then applicable 5% liquidity requirement. It's short-term liquidity ratio at December 31, 1996, was 2.5%.

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

At December 31, 1996, the Bank had outstanding loan commitments to originate mortgage loans and purchase mortgage-backed securities of $3.7 million and $5.0 million, respectively. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and loan purchase commitments. Certificates of deposit, which are scheduled to mature in one-year or less from December 31, 1996 totalled $69.2 million, of which $16.5 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $18.9 million, or 7.5% at December 31, 1996, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of December 31, 1996 was $20.1 million, or 18.8%, also well in excess of the regulatory capital requirement of 8.0%.

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

Item 2. Changes in Securities
              Not applicable.

Item 3. Defaults Upon Senior Securities
              Not applicable.

Item 4. Submission of Matters to a Vote
            of Security-Holders
              Not applicable.

Item 5. Other information

        On September 27, 1996, the Company announced that it received regulatory approval from the Office of Thrift Supervision to commence its fifth repurchase program. The Company is authorized to purchase up to 89,531 or 5% of its common stock outstanding through open-market transactions, subject to the availability of stock, prior to August 17, 1997. During the quarter ended December 31, 1996, the company repurchased 47,000 shares at an average price of $14.13.

        On January 15, 1997, the Holding Company declared its quarterly cash dividend for the period ended December 31, 1996, of $0.10 per share, which represents an increase of $0.025, payable on February 18, 1997 to stockholders of record on February 4, 1997.

Item 6. (A)  Exhibits

        Exhibit 3.1  Certificate of Incorportion of Financial Bancorp, Inc.*
        Exhibit 3.2  Bylaws of Financial Bancorp, Inc.*
        Exhibit 11   Earnings Per Share
        Exhibit 27   Financial Data Schedule

        (B) Reports on Form 8-K

             None

 *Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on March 18, 1994, Registration Number 33-76664

                                   SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Financial Bancorp, Inc.
                                       (Registrant)





Date: February 14, 1997           By:  /s/ Frank S. Lataweic
                                       ----------------------
                                       Frank S. Latawiec
                                       President and Chief
                                       Executive Officer




Date: February 14, 1997           By:  /s/ P. James O'Gorman
                                       --------------------------
                                       P. James O'Gorman
                                       Senior Vice President and
                                       Chief Financial Officer