Form 10-Q
period 1997-03-31
FINANCIAL BANCORP INC
filed 1997-05-15
CIK 855932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                        or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ------------------

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

      There were 1,717,486 shares of the Registrant's common stock outstanding as of May 12, 1997.
      ------------

                             FINANCIAL BANCORP, INC.
                                    Form 10-Q
                                      Index

Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1997 (Unaudited) and September
            30, 1996                                                     3

            Consolidated Statements of Income for the
            Three and Six Months ended March 31, 1997
            and 1996 (Unaudited)                                         4

            Consolidated Statement of Changes in
            Stockholders' Equity for the Six Months
            ended March 31, 1997 (Unaudited)                             5

            Consolidated Statements of Cash Flows for the
            Six Months ended March 31, 1997 (Unaudited)                  6-7

            Notes to Consolidated Financial Statements                   8-11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12-17

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                            18

Item 2.     Changes in Securities
                Not applicable.                                          18

Item 3.     Defaults Upon Senior Securities
                Not applicable.                                          18

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                      18

Item 5.     Other Information                                            19


Item 6.     Reports on Form 8-K                                          19


            Exhibits                                                     19
            Exhibit 11:  Computation of per share earnings               20

            Signature Page                                               21


                                             FINANCIAL BANCORP, INC.
                                                 AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 (UNAUDITED)

                                                                                 MARCH 31,            SEPTEMBER 30,
                                                                                   1997                   1996
                                                                               --------------      -----------------
Assets
------
Cash and amounts due from depository institutions                                  $2,462,256            $2,917,223
Federal funds sold and securities purchased under agreements to resell              2,975,000             2,185,000
                                                                               --------------      -----------------
    Total cash and cash equivalents                                                 5,437,256             5,102,223

Investment securities available for sale
                                                                                    5,604,250             3,608,125
Investment securities held to maturity, net; estimated fair value of
  $42,264,000 and $49,903,000 at March 31, 1997 and September 30, 1996,
  respectively                                                                     44,058,872            51,122,128
Mortgage-backed securities available for sale                                       9,703,791             5,016,112
Mortgage-backed securities held to maturity, net; estimated fair value of $45,264,000 and $49,901,000 at March 31, 1997 and September 30,
  1996, respectively                                                               45,206,529            49,836,734
Loans receivable, net                                                             147,217,588           140,314,158
Real estate owned, net                                                                      0               377,910
Investments in real estate, net                                                     3,492,565             3,493,153
Premises and equipment, net                                                         2,528,406             2,522,264
Federal Home Loan Bank of New York stock, at cost                                   1,770,900             1,675,800
Accrued interest receivable, net                                                    1,836,340             1,788,970
Other assets                                                                        2,340,636             1,904,945
                                                                               --------------      -----------------
    Total assets                                                                 $269,197,133          $266,762,522
                                                                               ==============      =================
Liabilities and stockholders' equity
------------------------------------

Deposits                                                                         $206,179,787          $202,883,766
Advance payments by borrowers for taxes and insurance                               1,282,000             1,063,036
Advances from Federal Home Loan Bank of New York                                    8,000,000             9,725,000
Securities sold under agreements to repurchase                                      5,000,000            14,046,000
Treasury tax and loan account and other short term borrowings                      20,000,000             9,880,970
Other liabilities                                                                   2,543,230             3,376,552
                                                                               --------------      -----------------
    Total liabilities                                                             243,005,017           240,975,324
                                                                               --------------      -----------------
Stockholders' equity
Preferred  stock,  $0.01 par value,  2,500,000  shares  authorized;  none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued, 1,747,686 and 1,790,622 shares outstanding at March 31, 1997
  and September 30, 1996, respectively                                                 21,850                21,850
Additional paid-in capital                                                         20,186,367            20,151,858
Retained earnings - substantially restricted                                       13,092,823            12,218,607
Common stock acquried by Employee Stock Ownership Plan (ESOP)                      (1,092,494)           (1,173,422)
Common stock acquired by Recognition & Retention Plan (RRP)                          (386,088)             (454,221)
Unrealized gain (loss) on securities available for sale, net of income taxes          (40,724)                 (488)
Treasury stock, at cost; 437,314 and 394,378 shares at March 31, 1997 and
     at September 30, 1996, respectively                                           (5,589,618)           (4,976,986)
                                                                               ---------------     -----------------
    Total stockholders' equity                                                     26,192,116            25,787,198
                                                                               ---------------     -----------------
    Total liabilities and stockholders' equity                                   $269,197,133          $266,762,522
                                                                               ===============     =================

See accompanying notes to consolidated financial statements


                                  FINANCIAL BANCORP, INC.
                                    AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    ----------------------------  -------------------------------
                                                             MARCH 31,                       MARCH 31,
                                                    ----------------------------  -------------------------------
                                                       1997              1996        1997               1996
                                                    -----------    -------------  -----------       -------------
Interest income:
   Loans                                             $2,966,415      $2,500,456    $5,865,708         $4,839,087
   Mortgage-backed securities                           970,279       1,014,461     1,925,788          2,084,692
   Investments and other interest-earning assets        850,692         870,042     1,892,574          1,661,998
   Federal funds sold and securities purchased
        under agreements to resell                       21,389           8,232        37,178             19,235
                                                    -----------    -------------  -----------       -------------
               Total interest income                  4,808,775       4,393,191     9,721,248          8,605,012
                                                    -----------    -------------  -----------       -------------

Interest expense:
   Deposits                                           1,964,254       1,881,737     3,945,468          3,790,913
   Borrowings                                           365,570         288,199       842,335            449,852
                                                    -----------    ------------   -----------       ------------

               Total interest expense                 2,329,824       2,169,936     4,787,803          4,240,765

Net interest income                                   2,478,951       2,223,255     4,933,445          4,364,247
Provision for loan losses                                96,000          76,000       195,600            130,000
                                                    -----------    ------------   -----------       ------------
Net interest income after provision for
  loan losses                                         2,382,951       2,147,255     4,737,845          4,234,247
                                                    -----------    ------------   -----------       ------------

Non-interest income (loss):
   Fees and service charges                             136,075          83,772       267,355            171,844
   Gain on sale of investment securities                      0          20,020        26,353             20,020
   Gain (loss) from real estate operations               26,081         (19,438)       (1,972)           (42,048)
   Miscellaneous                                          8,761           7,590        19,390             19,288
                                                    -----------    ------------   -----------       ------------
               Total non-interest income                170,917          91,944       311,126            169,104
                                                    -----------    ------------   -----------       ------------

Non-interest expenses:
   Salaries and employee benefits                     1,003,416         664,677     1,745,463          1,311,182
   Net occupancy expense of premises                    138,217         118,853       270,728            231,333
   Equipment                                            160,999         138,760       311,345            276,410
   Advertising                                            6,465          20,018        16,052             45,067
   (Gain) Loss from real estate owned                   (10,071)         16,731         8,313             45,947
   Federal insurance premium                             30,456          98,636       112,228            187,781
   Miscellaneous                                        329,966         295,607       580,009            557,017
                                                   ------------    ------------   -----------       ------------
               Total non-interest expenses            1,659,448       1,353,282     3,044,138          2,654,737
                                                   ------------    ------------   -----------       ------------

Income before income taxes                              894,420         885,917     2,004,833          1,748,614
Income taxes                                            314,894         391,316       831,868            770,255
                                                   ------------    ------------   -----------       ------------

Net income                                             $579,526        $494,601    $1,172,965           $978,359
                                                   ============    ============   ===========       ============

Net income per common share & common stock
  equivalents                                             $0.35           $0.27         $0.70              $0.53
                                                   ============    ============   ===========       ============

Weighted average number of common shares & common
   stock equivalents                                  1,671,700       1,816,200     1,680,100          1,847,300
                                                   ============    ============   ===========       ============

See accompanying notes to consolidated financial statements


                                                          FINANCIAL BANCORP. INC.
                                                              AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                 (UNAUDITED)


                                                  Retained        Common     Common    Unrealized (Loss) on
                                   Additional     Earnings -      Stock      Stock     Investment Securities
                         Common     Paid-in     Substantially    Acquired   Acquired    Available for sale,    Treasury
                          Stock      Capital      Restricted     By ESOP     By RRP    Net of Income Taxes       Stock        Total
                         -------    ---------    ------------   ---------   ---------  ---------------------    --------     -------

Balance at September
  30, 1996               $21,850  $20,151,858    $12,218,607  ($1,173,422)  ($454,221)          ($488)     ($4,976,986) $25,787,198

Net Income for the six
  months ended March
  31, 1997                     -            -      1,172,965            -           -               -                -    1,172,965

Purchase of 47,000
  shares of treasury
  stock                        -            -              -            -           -               -         (663,938)   ($663,938)

Amortization relating
  to allocation of
  ESOP stock and earned
  portion of RRP stock         -       47,451              -       80,928      68,133               -                -     $196,512

Adjustment to valuation
  reserve on securities
  available for sale           -            -              -            -           -         (40,236)               -     ($40,236)

Stock issued upon exercise
  of stock options             -      (12,942)             -            -           -               -           51,306      $38,364

Cash dividends paid on
  common stock                 -            -       (298,749)           -           -               -                -     (298,749)
                         -------  -----------    ------------  -----------   ---------       ---------       ----------  -----------

Balance at March 31,
  1997                   $21,850  $20,186,367    $13,092,823   ($1,092,494) ($386,088)       ($40,724)     ($5,589,618) $26,192,116
                         =======  ===========    ===========   ============ ==========       =========     ============ ===========


See accompanying notes to consolidated financial statements.



                                  FINANCIAL BANCORP, INC.
                                     AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                     ----------------------------
                                                                                MARCH 31,
                                                                     ----------------------------
                                                                          1997          1996
                                                                    ------------    -------------
Cash flow from operating activities:
  Net income                                                         $1,172,965         $978,359
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Loss (Gain) on sale of real estate owned                                5,411           (5,837)
 (Gain) on sale of securities available for sale                        (26,353)         (20,020)
  Net amortization of premiums and accretion
    of discounts on investment securities                               (99,291)           7,010
  Net amortization of premiums and accretion
    of discounts on mortgage-backed securities                           17,270            1,368
  Accretion of deferred loan fees and discounts                         (57,253)         (34,565)
  Depreciation and amortization of premises
   and equipment                                                        146,132          150,565
  Provision for loan losses                                             195,600          130,000
  Provision for losses on real estate owned                                   0            8,436
  Cost of ESOP and RRP                                                  196,512          174,494
  Deferred income taxes                                                  (7,492)          18,827
  (Increase) in accrued interest receivable, net                        (47,370)        (411,211)
  (Increase) in refundable income taxes                                (212,598)        (134,452)
  (Increase) in other assets                                           (183,987)         (61,142)
  (Decrease) in other liabilities                                      (833,322)         (90,274)
                                                                    ------------    -------------
   Net cash provided by operating activities                            266,224          711,558
                                                                    ------------    -------------

Cash flows from investing activities:
  Purchases of investment securities available for sale              (4,938,672)      (5,686,719)
  Purchases of investment securities  held to maturity               (8,840,000)     (30,566,875)
  Proceeds from sales of investment securities available for sale     2,947,031        2,010,625
  Proceeds from maturities of investment securities                  16,000,000       21,430,000
  Purchases of mortgage-backed securities available for sale         (5,046,497)               0
  Purchases of mortgage loans                                                 0       (7,960,066)
  Proceeds from principal repayments on
   mortgage-backed securities                                         4,924,319        6,186,101
  Loan originations, net of repayments                               (6,945,777)      (8,377,946)
  Additions to premises and equipment                                  (158,686)        (980,656)
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                 276,499           25,066
  Capitalized expenses on real estate owned                                   0           (1,476)
  Purchase of Federal Home Loan Bank of N.Y. stock                      (95,100)        (252,800)
  Net decrease in investments in real estate                              7,000                0
                                                                    ------------    -------------
   Net cash provided by investing activities                         (1,869,883)     (24,174,746)
                                                                    ------------    -------------

See accompanying notes to consolidated financial statements.





                                  FINANCIAL BANCORP, INC.
                                     AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                    -----------------------------
                                                                                MARCH 31,
                                                                    -----------------------------
                                                                          1997          1996
                                                                    ------------    -------------
Cash flows from financing activities:
  Net increase in deposits                                           $3,296,021       $7,496,599
  Proceeds from FHLB of NY advances                                           0        9,200,000
  Repayments of FHLB of NY advances                                  (1,725,000)               0
  Net (decrease) in short-term borrowings from FHLB of NY                     0       (4,200,000)
  Proceeds from reverse repurchase agreements                         5,000,000       18,100,000
  Repayments of reverse repurchase agreements                       (14,046,000)     (12,126,250)
  Net increase in other short-term borrowings                        10,119,030        4,867,356
  Increase in advance payments by
   borrowers for taxes and insurance                                    218,964          145,565
  Dividends paid                                                       (298,750)        (223,168)
  Reissuance of treasury stock                                           38,365                0
  Purchase of treasury stock                                           (663,938)      (1,286,186)
                                                                    ------------    -------------
     Net cash provided by financing activities                        1,938,692       21,973,916
                                                                    ------------    -------------


Net increase (decrease) in cash and cash equivalents                    335,033       (1,489,272)
Cash and cash equivalents - beginning                                 5,102,223        7,853,316
                                                                    ------------    -------------
Cash and cash equivalents - ending                                   $5,437,256       $6,364,044
                                                                    ============    =============

Supplemental schedule of noncash investing and financing activities:
  Loans transferred to real estate owned                                     $0          $47,360
                                                                    ============    =============
  Loans to facilitate sale of real estate owned                         $96,000         $148,500
                                                                    ============    =============

  Property transferred to investment in real estate                          $0         $195,724
                                                                    ============    =============

  Transfer to investment securities available for sale
    Investment securities                                                    $0       $1,989,839
                                                                    ============    =============
 Unrealized (loss) gain on securities available for sale               ($71,851)         $22,978
 Deferred income taxes                                                   31,615          (10,110)
                                                                    ------------    -------------
                                                                       ($40,236)         $12,868
                                                                    ============    =============

Supplemental  disclosures  of cash flow  information:
  Cash paid (net of refunds received) during the year for:
    Federal, state and city income taxes                              1,051,957          888,000
                                                                    ============    =============
   Interest paid on deposits and borrowed funds                      $4,790,337       $4,099,891
                                                                    ============    =============


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

The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three and six months ended March 31, 1996 have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management will implement the pro forma disclosure required by SFAS No. 123 with the preparation of the annual financial statement for the fiscal year ending September 30, 1997.

EARNINGS PER SHARE
Net income per common share and common stock equivalents is computed by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the unallocated shares held by the ESOP. Stock options granted are considered in earnings per share as common stock equivalents, if dilutive, using the treasury stock method.

INVESTMENT SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at March 31, 1997 and September 30, 1996, respectively.

                                                             MARCH 31, 1997         SEPTEMBER 30, 1996
                                                         ----------------------   ----------------------
                                                          CARRYING       FAIR      CARRYING     FAIR
                                                            VALUE        VALUE      VALUE       VALUE
                                                         ----------   ---------  ----------   ----------
                                                                           (in thousands)
Investment Securities:
Available for sale
    U.S. Treasury securities                               $4,939       $4,894      $2,919      $2,908
    Corporate preferred stock                                 700          710         700         700
    Less: Unrealized gain (loss)                              (35)           -         (11)          -
                                                         ----------   ---------  ----------   ----------
       Total investment securities available for sale      $5,604       $5,604      $3,608      $3,608
                                                         ==========   =========  ==========   ==========

 Held to maturity
    U.S. Government and agency obligations                $44,059      $42,264     $51,122     $49,903
                                                         ----------   ---------  ----------   ----------
        Total investment securities held to maturity      $44,059      $42,264     $51,122     $49,903
                                                         ==========   =========  ==========   ==========

MORTGAGE-BACKED SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at March 31, 1997 and September 30, 1996, respectively.

                                                             MARCH 31, 1997         SEPTEMBER 30, 1996
                                                         ----------------------   ----------------------
                                                          CARRYING       FAIR      CARRYING     FAIR
                                                            VALUE        VALUE      VALUE       VALUE
                                                         ----------   ---------  ----------   ----------
                                                                           (in thousands)
Mortgage-backed securities:

  Available for sale
    FHLMC certificates                                     $4,704       $4,696      $5,006      $5,016
    FNMA certificates                                       5,037        5,008           -           -
    Add: Unrealized (loss) gain                               (37)           -          10           -
                                                         ----------   ---------   ---------    --------
          Total mortgage-backed securities available
            for sale                                       $9,704       $9,704      $5,016      $5,016
                                                         ==========   =========   =========    ========

  Held to maturity
    GNMA certificates                                     $25,359      $25,473     $27,106     $27,198
    FHLMC certificates                                     15,432       15,398      17,999      17,960
    FNMA certificates                                       2,421        2,398       2,697       2,708
    Other pass-through certificates                         1,995        1,995       2,035       2,035
                                                         ----------   ---------   ---------    --------

          Total mortgage-backed securities held
            to maturity                                   $45,207      $45,264     $49,837     $49,901
                                                         ==========   =========   =========    ========

LOANS RECEIVABLE, NET
The following table sets forth the composition of the Company's loan portfolio at March 31, 1997 and September 30, 1996, respectively.


                                                 MARCH 31,        SEPTEMBER 30,
                                                   1997                1996
                                                ----------          ----------
                                                       (in thousands)
Real estate mortgages:
     One-to-four family                          $120,113           $115,500
     Equity and second mortgages                    2,700              2,780
     Multi-family                                   6,198              5,622
     Commercial                                    17,330             15,301
                                                ---------           --------
                                                  146,341            139,203
                                                ---------           --------

Construction/land                                   2,806              4,920
                                                ---------           --------

Consumer:
     Passbook or certificate                          174                171
     Home improvement                                   5                  7
     Student education guaranteed by
       the State of New York                          220                202
     Personal                                          35                 21
                                                ---------           --------
                                                      434                401

Commercial, including lines of credit                 139                168
                                                ---------           --------

          Total loans                             149,720            144,692
                                                ---------           --------

Less:  Loans in process                             1,029              2,509
       Allowance for loan losses                    1,264              1,573
       Deferred loan fees and discounts               209                296
                                                ---------           --------
                                                    2,502              4,378
                                                ---------           --------

          Total loans receivable, net            $147,218           $140,314
                                                =========           ========

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $26,398,500 at March 31, 1997. The following table sets forth the composition of the Bank's FHLB advances as of March 31, 1997 and September 30, 1996, respectively.



                                                              MARCH 31,        SEPTEMBER 30,
                                                                1997                1996
                                                             ----------          ----------
                                                                    (in thousands)
FHLB advances:
          Fixed rate:
                5.133% due February 1997                       $    -             $1,200
                5.597% due December 1997                        2,000              2,000
                5.670% due December 1998                        6,000              6,000
                                                             --------            -------
                          Total fixed rate                      8,000              9,200

          Overnight line of credit:
                6.125% due October 1996                             -                525
                                                             --------            -------
                          Total overnight line of credit            -                525
                                                             --------            -------

Total FHLB advances                                            $8,000             $9,725
                                                             ========            =======


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. The following table sets forth the composition of the Company's borrowings collateralized by securities sold under agreements to repurchase as of March 31, 1997 and September 30, 1996, respectively.



                                                                       MARCH 31,        SEPTEMBER 30,
                                                                         1997                1996
                                                                      ----------          ----------
                                                                             (in thousands)

Securities sold under agreements to repurchase:
                5.44% due December 1995                                   $    0             $14,046
                5.291% due December 2001, callable December 1997           5,000                   -
                                                                      ----------          ----------

Total securities sold under agreements to repurchase                      $5,000             $14,046
                                                                      ==========          ==========

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL


Financial Bancorp, Inc. is the holding company for Financial Federal Savings Bank, which converted to a federally chartered stock savings association on August 17, 1994 and to a federally chartered stock savings bank on October 20, 1994. The Bank is headquartered in Long Island City, New York and operates five full service branches, four in Queens and one in Brooklyn. Deposits of the Bank are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Company is listed on The Nasdaq Stock Market under the symbol "FIBC".

The Company's results of operations are generally dependent on the Bank. The Bank's sources of earnings primarily consist of net interest income, which is the difference between the income earned on interest-earning assets and the expenses paid on interest-bearing liabilities. The results of operations are also affected, to a lesser extent, by non-interest income, which includes loan servicing fees and charges, and other miscellaneous income. In addition, operations are impacted by non-interest expenses such as employee salaries and benefits, office occupancy, data processing and federal deposit insurance premiums.

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

FINANCIAL CONDITION

As of March 31, 1997, the Company's total assets were $269.2 million, representing a $2.4 million, or a 0.9% increase from $266.8 million as of September 30, 1996. Loans receivable increased by $6.9 million, or 4.9%, to $147.2 million at March 31, 1997, from $140.3 million at September 30, 1996. The increase in loans receivable was partially offset by a $5.0 million, or a 9.3 % decrease in investment securities, inclusive of available for sale, to $49.7 million at March 31, 1997, from $54.7 million at September 30, 1996. Asset growth was funded by a $3.3 million increase in deposits to $206.2 million at March 31, 1997, from $202.9 million at September 30, 1996. Furthermore, advances from the FHLB decreased by $1.7 million to $8.0 million, at March 31, 1997, as compared to $9.7 million at September 30, 1996. Securities sold under agreements to repurchase decreased by $9.0 million, to $5.0 million at March 31, 1997, from $14.0 million at September 30, 1996. The treasury tax and loan account and other short-term borrowings increased by $10.1 million, to $20.0 million at March 31, 1997, from $9.9 million at September 30, 1996.

At March 31, 1997, investment securities, including available for sale, consisted primarily of medium term U.S. Government Agency obligations, with features such as calls and/or interest rate "step-ups". Investment securities available for sale increased by $2.0 million, to $5.6 million at March 31, 1997, from $3.6 million at September 30, 1996, while investment securities held to maturity, decreased by $7.1 million to $44.0 million, at March 31, 1997, from $51.1 at September 30, 1996. Mortgage-backed securities available for sale increased by $4.7 million at March 31, 1997, to $9.7 million, from $5.0 million at September 30, 1996, while mortgage-backed securities held to maturity decreased by $4.6 million, at March 31, 1997, to $45.2 million, from $49.8 million at September 30, 1996. The decrease in the investment securities held to maturity is due to $16.0 million of callable bonds which were called by their issuer. The decrease in mortgage-backed securities held to maturity is due to normal repayments experienced during the period. As of March 31, 1997, loans receivable increased by $6.9 million, or 4.9%, to $147.2 million, from $140.3 million as of September 30, ]996. This increase in loans receivable primarily resulted from $15.1 million of loan originations.

  Non-performing loans totaled $5.3 million, or 3.53% of total loans at March 31, 1997 as compared to $4.6 million, or 3.15% of total loans at September 30, 1996. Of the $5.3 million in non-performing loans, $2.5 million consists of the balance of Thrift Association Service Corporation ("TASCO") pass-through securities. In May 1996, the FDIC stated that they would not continue the pass-through of principal and interest payments whether or not collected. The most recent information received stated that the scheduled principal and interest payments would resume in April 1997, however, interest and principal in arrears would not be paid. At March 31, 1997 non-performing assets totalled $7.4 million, or 2.77% of total assets, as compared to $7.1 million, or 2.67% of total assets as of September 30, 1996. The Company's allowance for loan losses to total assets and to total loans equalled 16.97% and 0.84%, respectively, as compared to 22.11% and 1.09%, respectively, at September 30, 1996.

Total deposits at March 31, 1997, increased by $3.3 million, or 1.6%, to $206.2 million from $202.9 million at September 30, 1996. Furthermore, advances from the FHLB, decreased by $1.7 million, or 17.7%, to $8.0 million at March 31, 1997. During the six month period ended March 31 1997, securities sold under agreements to repurchase decreased by $9.0 million, to $5.0 million, or 64.4%, from $14.0 million at September 30, 1996. The treasury tax and loan account and other short term borrowings increased by $10.1 million to $20.0 million at March 31, 1997 from $9.9 million at September 30, 1996.

Total stockholders' equity was $26.2 million at March 31, 1997, reflecting a $405,000 or a 1.6% increase from $25.8 million at September 30, 1996. The increase in stockholders' equity was the result of retained earnings, partially offset by the repurchase of the Company's common stock and the payment of the Company's regular quarterly cash dividend. At March 31, 1997, the Company had 1,747,686 common shares outstanding. Since September 30, 1996, the Company's tangible and stated book value per share of common stock increased by $0.59, to $14.91 and $14.99, from $14.32 and $14.40, respectively, at September 30, 1996.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Net income for the three months ended March 31, 1997 totalled $579,526, or $0.35 per share as compared to $494,601, or $0.27 per share for the quarter ended March 31, 1996. The $84,925 or 17.2% increase was primarily attributable to a $255,696, or 11.5% increase in net interest income and a $78,973, or an 85.9% increase in non-interest income, offset in part by a $306,166 increase in non-interest expense, during the quarter ended March 31, 1997. For the six month period ended March 31, 1997, net income increased $194,606, or 19.9%, to $1,172,965, or $0.70 per share, from $978,359, or $0.53 per share, for the same period in 1996.

The return on average assets equalled 0.88% and 0.89% for the quarter and the six months ended March 31, 1997, respectively, as compared to 0.82% and 0.83% for the quarter ended and the six months ended March 31, 1996, respectively. The Company's return on average equity equalled 8.92% and 9.06%, for the quarter and six months ended March 31, 1997, respectively, compared with 7.35 % and 7.22 %, for the quarter and the six months ended March 31, 1996, respectively.

Net interest income increased $255,696, or 11.5 %, to $2.5 million for the quarter ended March 31, 1997, from $2.2 million for the quarter ended March 31, 1996. For the six month period ended March 31, 1997, net interest income increased $569,198, or 13.0%, to $4.9 million, from $4.4 million for the same period in 1996. The increase in net interest income for the quarter and six months ended March 31, 1997, was primarily due to the continued leveraging of the balance sheet, utilizing low cost borrowings and deposit growth to fund mortgage loan originations and purchases of investment securities and mortgage-backed securities.

As a result, for the quarter ended March 31, 1997, average interest-earning assets were $250.7 million, which represents a $20.4 million, or an 8.9% increase, from $230.3 million, for the same period in 1996. The increase in average interest-earning assets was offset by a $16.6 million, or an 8.0% increase in average interest-bearing liabilities to $224.2 million for the quarter ended March 31, 1997, from $207.6 million for the same quarter last year. For the six months ended March 31, 1997, average interest-earning assets increased by $27.5 million, or 12.2%, to $252.8 million, from $225.3 million for the same period last year. The increase in average interest-earning assets was offset by a $26.1 million, or 13.0%, increase in average interest-bearing liabilities to $227.4 million for the six months ended March 31, 1997, as compared to $201.3 million for the same six month period in 1996.

The Company's net interest margin increased by 10 basis points to 3.96%, for the quarter ended March 31, 1997, as compared to 3.86% for the quarter ended March 31, 1996. For the six month period ended March 31, 1997, the net interest margin increased by 3 basis points to 3.90%, as compared to 3.87% for the same period in 1996. The net interest spread increased 2 basis points and 3 basis points to 3.46% and 3.47%, for the quarter and the six months ended March 31, 1997, respectively, as compared with 3.44% and 3.44% for the same periods in 1996, respectively. The increase in the net interest margin and net interest spread is reflective of the positive results obtained by the Company's continuing efforts to build its loan portfolio. The average yield on interest-earning assets was 7.67% for the quarter ended March 31, 1997, as compared to 7.64% for the quarter ended March 31, 1996, and the average cost of interest bearing liabilities was 4.21% for the quarter ended March 31, 1997, as compared to 4.19% for the quarter ended March 31, 1996. For the six month period ended March 31, 1997, the average yield on interest-earning assets was 7.69%, as compared to 7.64% for the same period in 1996, and the average cost of interest-bearing liabilities was 4.22%, as compared to 4.20% for the same period in 1996.

The Company's provision for loan losses for the quarter ended and the six months ended March 31, 1997 increased by $20,000 and $65,600, to $96,000 and $195,600, respectively. The increase in provisions for loan losses reflects managements on-going effort to maintain adequate allowances.

Non-interest income, for the quarter ended March 31, 1997, increased $78,973, or 85.9%, to $170,917 as compared to $91,944 for the quarter ended March 31, 1996. For the six month period ended March 31, 1997, non-interest income increased $142,022, or 84.0%, to $311,126 from $169,104 for the six month period ended March 31, 1996. The increase in non-interest income for the quarter ended March 31, 1997, is primarily attributable to the $52,303 increase in income realized from additional fee income and automated teller machines (ATM's) related service fees and a $45,519 increase in income realized from the Company's real estate operations. The $142,022 increase in non-interest income for the six months ended March 31, 1997, is primarily attributable to the $95,511 increase in fee related income and the $40,076 increase in income realized from real estate operations.

Non-interest expenses increased by $306,166, or 22.6%, to $1.7 million for the quarter ended March 31. 1997, from $1.4 million for the same period in 1996. During the six month period ended March 31, 1997, non-interest expenses increased by $389,401, or 14.7%, to $3.0 million, from $2.7 million for the six month period ended March 31, 1996.

For the quarter ended March 31, 1997, salaries and employee benefits increased by $338,739, or 50.l% to $1.0 million, from $664,677 for the same period in 1996. The increase in salaries and employee benefits is primarily attributable to a one-time charge of $268,000 pursuant to the employment contract with the former Executive Vice President and Chief Operating Officer, in addition to the reinstatement of the Company's bonus accrual and additional costs associated from the amortization and appreciation of shares in the Company's stock-related benefit plans. For the six months ended March 31, 1997, salaries and employee benefits increased by $434,281, or 33.1%, to $1.7 million from $1.3 million for the six months ended March 31, 1996.

For the quarter ended March 31, 1997, occupancy expense increased by $19,364 to $138,217 from $118,853 for the same period last year. For the six months ended March 31, 1997, occupancy expense increased by $39,395, to $270,728 from $231,333 for the same period in 1996. The increase in occupancy cost is primarily attributable to the increased rental costs associated with one of the Bank's branch offices. Equipment expense for the quarter and six months ended March 31, 1997, increased by $22,239 and $34,935, to $160,999 and $311,345, respectively, from $138,760 and $276,410, respectively for the same periods in 1996. The increase in equipment expense for the quarter and six months ended March 31, 1997, represents costs associated with the Banks demand deposit and check processing servicing fees and other vendor related services and contracts. Advertising expense, for the quarter and six months ended March 31, 1997, decreased by $13,553 and $29,015, to $6,645 and $16,052, respectively. The Company has limited advertising expenditures in an effort to bolster current earnings. Although non-interest expenses have increased, the ratio of operating expenses to average assets, exclusive of the former executive's severance payment, for the quarter and six months ended March 31, 1997, decreased 8 basis points and 13 basis points, to 2.13% and 2.09%, respectively, as compared to
2.21 % and 2.22% for the same periods in 1996. During 1997 the Company has been successful in controlling operating expenses, as evidenced by the efficiency ratio of 53.4% and 53.0%, exclusive of the former executives severance payment, for the quarter and six months ended March 31, 1997, respectively, as compared to 57.7% and 57.2%, respectively for the same periods in 1996.

For the quarter ended March 31, 1997, income tax expense decreased by $76,422 to $314,894 as compared to $391,316 for the same quarter in 1996, as a result of the recent enactment of the New York State and New York City income tax amendments. For the six month period ended March 31, 1997, income tax expense increased by $61,613 to $831,868 as compared to $770,255 for the same period in 1996, as a result of the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1 %) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at March 31, 1997 was 11.5%, which exceeded the then applicable 5% liquidity requirement. It's short-term liquidity ratio at March 31. 1997, was 3.3%.

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

At March 31, 1997, the Bank had outstanding loan commitments to originate mortgage loans of $5.2 million and $5.0 million in commitments to purchase investment securities. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and commitments to purchase investment securities. Certificates of deposit, which are scheduled to mature in one-year or less from March 31, 1997 totalled $54.6 million, of which $16.3 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older. The Bank generally maintains competitive pricing of its deposits in order to maintain a steady deposit growth balance.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $20.7 million, or 7.43% at March 31, 1997, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of March 31, 1997, was $20.7 million, or 18.94%, also well in excess of the regulatory capital requirement of 8.0%.

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

Item 2. Changes in Securities
              Not applicable.

Item 3. Defaults Upon Senior Securities
              Not applicable.

Item 4. Submission of Matters to a Vote
            of Security-Holders

            The Company held its Annual Meeting of Shareholders on January 22, 1997. At the said meeting 1,747,686 shares of Common Stock were eligible to vote, of which 1,577,351 shares, were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

            1. At the Annual Meeting, one director was elected for a three year term. The nominee was Peter S. Russo.

                              FOR               WITHHELD
                              ---               --------

            Peter S. Russo    1,560,172         17,179

            The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

                  Dominick L. Segrete     1998
                  Frank S. Latawiec       1998
                  Richard J. Hickey       1999
                  Raymond M. Calamari     1999

            2. The appointment of Radics & Co., LLC as independent auditors of Financial Bancorp, Inc. for the fiscal year ending September 30, 1997, was ratified and approved in all respects.


            FOR           AGAINST           ABSTAIN
            ---           -------           -------
            1,566,484     9,267             1,600


Item 5. Other information

            On September 27, 1996, the Company announced that it received regulatory approval from the Office of Thrift Supervision to commence its fifth repurchase program. The Company is authorized to purchase up to 89,531 or 5% of its common stock outstanding through open-market transactions, subject to the availability of stock, prior to August 17, 1997. Since September 27, 1996, the Company repurchased 77,200 shares at an average price of $15.01.

            On February 20, 1997, the Company announced that its Board of Directors unanimously elected Peter S. Russo as Chairman of the Board. In addition, the Company's Board of Directors unanimously elected Salvatore Farenga as a member of the Board.

            On April 23, 1997, the Holding Company declared its regular quarterly cash dividend for the quarter ended March 31, 1997, of $0.10 per share, payable on May 20, 1997 to stockholders of record on May 6, 1997.

Item 6. (A) Exhibits

            Exhibit 3.1  Certificate of Incorporation of Financial
                         Bancorp, Inc. *
            Exhibit 3.2  Bylaws of Financial Bancorp, Inc. *
            Exhibit 11   Earnings Per Share
            Exhibit 27   Financial Data Schedule

            (B) Reports on Form 8-K

            On March 13, 1997 the Company filed a Report on Form 8-K related to the resignation of its Executive Vice President and Chief Operating Officer, Irene C. Greco in order to persue other business interests. Ms. Greco received severance payments equivalent to the compensation she would have received under her existing employment agreements with the Company and Bank.

                                        SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Financial Bancorp, Inc.
                                    (Registrant)





Date:  May 15, 1997           By:   /s/ Frank S. Latawiec
                                    ------------------------------
                                    Frank S. Latawiec
                                    President and Chief
                                    Executive Officer




Date:  May 15, 1997           By:   /s/ P. James O'Gorman
                                    ------------------------------
                                    P. James O'Gorman
                                    Executive Vice President and
                                    Chief Financial Officer