Form 10-Q
period 1997-06-30
FINANCIAL BANCORP INC
filed 1997-08-14
CIK 855932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-18126

                            FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                  06-1391814
(State or other jurisdiction                (I.R.S. Employer identification No.)
incorporation or organization)

              42-25 Queens Boulevard, Long Island City, NY  11104
              (Address of principal executive offices) (Zip Code)

                                 (718) 729-5002
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       (1)  X    Yes       No
                                                    ___         ___
                                                (2)  X    Yes       No
                                                    ___         ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 1,722,031 shares of the Registrant's common stock outstanding as of August 13, 1997.

                            FINANCIAL BANCORP, INC.
                                   Form 10-Q
                                     Index

Part I - Financial Information                                                                            Page
Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  as of June 30, 1997 (Unaudited) and September 30, 1996                                  3

                  Consolidated Statements of Income for the
                  Three and Nine Months ended June 30, 1997 and 1996 (Unaudited)                          4

                  Consolidated Statement of Changes in
                  Stockholders' Equity Nine Months
                  ended June 30, 1997 (Unaudited)                                                         5

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 1997 and 1996 (Unaudited)                                    6-7

                  Notes to Consolidated Financial Statements                                              8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    12-17

Part II - Other Information

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities
             Not applicable.                                                                              18

Item 3.  Defaults Upon Senior Securities
             Not applicable.                                                                              18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                                                          18
             Not applicable.

Item 5.  Other Information                                                                                18

Item 6.  Reports on Form 8-K
                  None.                                                                                   18

                  Exhibits                                                                                18
                  Exhibit 11:  Computation of per share earnings                                          19


                  Signature Page                                                                          20

                            FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                               JUNE 30,       SEPTEMBER 30,
                                                                                                 1997             1996
                                                                                           ---------------   ---------------
Assets

Cash and amounts due from depository institutions                                              $2,960,078        $2,917,223
Federal funds sold and securities purchased under agreements to resell                          5,350,000         2,185,000
                                                                                           ---------------   ---------------
    Total cash and cash equivalents                                                             8,310,078         5,102,223

Investment securities available for sale                                                          722,750         3,608,125
Investment securities held to maturity, net; estimated fair value of $54,861,000 and
  $49,903,000 at June 30, 1997 and September 30, 1996, respectively                            55,359,764        51,122,128
Mortgage-backed securities available for sale                                                   9,731,836         5,016,112
Mortgage-backed securities held to maturity, net; estimated fair value of $43,472,500
  and $49,901,000 at June 30, 1997 and September 30, 1996, respectively                        42,975,576        49,836,734
Loans receivable, net                                                                         153,223,601       140,314,158
Real estate owned, net                                                                            137,006           377,910
Investments in real estate, net                                                                 3,516,509         3,493,153
Premises and equipment, net                                                                     2,503,736         2,522,264
Federal Home Loan Bank of New York stock, at cost                                               1,835,000         1,675,800
Accrued interest receivable, net                                                                1,841,838         1,788,970
Other assets                                                                                    2,327,396         1,904,945
                                                                                           ---------------   ---------------
    Total assets                                                                             $282,485,090      $266,762,522
                                                                                           ===============   ===============



Liabilities and stockholders' equity

Deposits                                                                                     $209,377,801      $202,883,766
Advance payments by borrowers for taxes and insurance                                           1,136,854         1,063,036
Advances from Federal Home Loan Bank of New York                                                8,000,000         9,725,000
Securities sold under agreements to repurchase                                                 15,000,000        14,046,000
Treasury tax and loan account and other short term borrowings                                  19,951,645         9,880,970
Other liabilities                                                                               2,578,274         3,376,552
                                                                                           ---------------   ---------------
    Total liabilities                                                                         256,044,574       240,975,324
                                                                                           ---------------   ---------------

Stockholders' equity

Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued,
  1,722,031 and 1,790,622 shares outstanding at June 30, 1997
  and September 30, 1996, respectively                                                             21,850            21,850
Additional paid-in capital                                                                     20,197,251        20,151,858
Retained earnings - substantially restricted                                                   13,602,887        12,218,607
Common stock acquried by Employee Stock Ownership Plan (ESOP)                                  (1,052,030)       (1,173,422)
Common stock acquired by Recognition & Retention Plan (RRP)                                      (352,021)         (454,221)
Unrealized gain (loss) on securities available for sale, net of income taxes                       47,591              (488)
Treasury stock, at cost; 462,969 and 394,378 shares at June 30, 1997 and
     at September 30, 1996, respectively                                                       (6,025,012)       (4,976,986)
                                                                                           ---------------   ---------------
    Total stockholders' equity                                                                 26,440,516        25,787,198
                                                                                           ---------------   ---------------
    Total liabilities and stockholders' equity                                               $282,485,090      $266,762,522
                                                                                           ===============   ===============

See accompanying notes to consolidated financial statements

                            FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         ----------------------------------------------------------------------
                                                                    JUNE 30,                              JUNE 30,
                                                         --------------------------------     ---------------------------------
                                                               1997              1996               1997              1996
                                                         --------------    --------------     ---------------   ---------------
Interest income:

   Loans                                                    $3,088,028        $2,723,674          $8,953,736        $7,562,761
   Mortgage-backed securities                                  938,701           957,329           2,864,489         3,042,021
   Investments and other interest-earning assets             1,024,865           837,766           2,917,439         2,499,764
   Federal funds sold and securities purchased
        under agreements to resell                              18,217            13,086              55,395            32,321
                                                         --------------    --------------     ---------------   ---------------
               Total interest income                         5,069,811         4,531,855          14,791,059        13,136,867
                                                         --------------    --------------     ---------------   ---------------

Interest expense:
   Deposits                                                  2,034,239         1,867,413           5,979,707         5,658,326
   Borrowings                                                  492,858           263,534           1,335,193           713,386
                                                         --------------    --------------     ---------------   ---------------
               Total interest expense                        2,527,097         2,130,947           7,314,900         6,371,712

Net interest income                                          2,542,714         2,400,908           7,476,159         6,765,155
Provision for loan losses                                      111,000           159,453             306,600           289,453
                                                         --------------    --------------     ---------------   ---------------
Net interest income after provision for loan losses          2,431,714         2,241,455           7,169,559         6,475,702
                                                         --------------    --------------     ---------------   ---------------

Non-interest income (loss):
   Fees and service charges                                    145,392           111,026             412,747           282,870
   Gain on sale of investment securities                         3,034            31,009              29,387            51,029
   Gain (loss) from real estate operations                      15,400          (265,797)             13,428          (307,845)
   Miscellaneous                                                11,898            14,225              31,288            33,513
                                                         --------------    --------------     ---------------   ---------------
               Total non-interest income                       175,724          (109,537)            486,850            59,567
                                                         --------------    --------------     ---------------   ---------------

Non-interest expenses:
   Salaries and employee benefits                              734,612           647,863           2,480,075         1,959,045
   Net occupancy expense of premises                           126,445           121,744             397,173           353,077
   Equipment                                                   159,002           141,559             470,347           417,969
   Advertising                                                   7,952            12,880              24,004            57,947
   (Gain) Loss from real estate owned                              (79)           36,768               8,234            82,715
   Federal insurance premium                                    30,425            98,051             142,653           285,832
   Miscellaneous                                               387,066           272,470             967,075           829,487
                                                         --------------    --------------     ---------------   ---------------
               Total non-interest expenses                   1,445,423         1,331,335           4,489,561         3,986,072
                                                         --------------    --------------     ---------------   ---------------

Income before income taxes                                   1,162,015           800,583           3,166,848         2,549,197
Income taxes                                                   500,637           295,388           1,332,505         1,065,643
                                                         --------------    --------------     ---------------   ---------------
Net income                                                    $661,378          $505,195          $1,834,343        $1,483,554
                                                         ==============    ==============     ===============   ===============
Net income per common share & common stock equivalents           $0.40             $0.29               $1.10             $0.82
                                                         ==============    ==============     ===============   ===============
Weighted average number of common shares & common
   stock equivalents                                         1,652,600         1,748,700           1,670,800         1,805,300
                                                         ==============    ==============     ===============   ===============

See accompanying notes to consolidated financial statements

                            FINANCIAL BANCORP. INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                  Retained            Common            Common
                                                               Additional         Earnings -           Stock            Stock
                                               Common           Paid-in         Substantially         Acquired         Acquired
                                                Stock           Capital           Restricted          By ESOP           By RRP
                                             -----------    --------------   ----------------   -----------------    ------------
Balance at September 30, 1996                   $21,850       $20,151,858        $12,218,607         ($1,173,422)      ($454,221)

Net Income for the nine months
     ended June 30, 1997                              -                 -          1,834,343                   -               -

Purchase of 77,200 shares of
    treasury stock                                    -                 -                  -                   -               -

Amortization relating to allocation of
   ESOP stock and earned portion
   of RRP stock                                       -            74,560                  -             121,392         102,200

Adjustment to valuation reserve on
  securities available for sale                       -                 -                  -                   -               -

Stock issued upon exercise of stock options           -           (29,167)                 -                   -               -

Cash dividends paid on common stock                   -                 -           (450,063)                  -               -
                                             -----------    --------------   ----------------   -----------------    ------------
Balance at June 30, 1997                        $21,850       $20,197,251        $13,602,887         ($1,052,030)      ($352,021)
                                             ===========    ==============   ================   =================    ============


                                                 Unrealized (Loss) Gain
                                                     on Securities
                                                   Available For Sale,     Treasury
                                                   Net of Income Taxes       Stock             Total
                                                 ---------------------    --------------    --------------
Balance at September 30, 1996                                 ($488)      ($4,976,986)      $25,787,198

Net Income for the nine months
     ended June 30, 1997                                          -                 -         1,834,343

Purchase of 77,200 shares of
    treasury stock                                                -        (1,158,463)      ($1,158,463)

Amortization relating to allocation of
   ESOP stock and earned portion
   of RRP stock                                                   -                 -          $298,152

Adjustment to valuation reserve on
  securities available for sale                              48,079                 -           $48,079

Stock issued upon exercise of stock options                       -           110,437           $81,270

Cash dividends paid on common stock                               -                 -          (450,063)
                                                 -------------------    --------------    --------------
Balance at June 30, 1997                                    $47,591       ($6,025,012)      $26,440,516
                                                 ===================    ==============    ==============

See accompanying notes to consolidated financial statements.

                            FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                        ----------------------------------------------
                                                                                           JUNE 30,
                                                                        ----------------------------------------------
                                                                               1997                         1996
                                                                        -----------------              ---------------
Cash flow from operating activities:
  Net income                                                                 $1,834,343                   $1,483,554
  Adjustments to reconcile net income to net cash
    provided by operating activities
  (Gain) on sale of real estate owned                                            (9,262)                      (5,837)
  (Gain) on sale of securities available for sale                               (29,387)                     (51,029)
  Net accretion of discounts on investment securities                          (150,205)                     (38,317)
  Net amortization of premiums on mortgage-backed securities                     27,303                        4,923
  Accretion of deferred loan fees and discounts                                 (89,911)                     (67,587)
  Depreciation and amortization of premises
   and equipment                                                                226,841                      223,998
  Provision for loan losses                                                     306,600                      289,453
  Provision for losses on real estate owned                                           0                       43,229
  Cost of ESOP and RRP                                                          298,152                      226,763
  Writedown of investment in real estate                                         14,673                      262,500
  Deferred income taxes                                                         (76,881)                      18,282
  (Increase) in accrued interest receivable, net                                (52,866)                    (199,298)
  (Increase) in refundable income taxes                                        (240,000)                    (251,524)
  (Increase) decrease in other assets                                          (143,348)                      30,726
  (Decrease) in other liabilities                                              (798,278)                     (82,843)
                                                                   ---------------------        ---------------------
   Net cash provided by operating activities                                  1,117,774                    1,886,993
                                                                   ---------------------        ---------------------
Cash flows from investing activities:
  Purchases of investment securities available for sale                      (4,938,672)                  (8,596,719)
  Purchases of investment securities  held to maturity                      (20,091,000)                 (43,040,000)
  Proceeds from sales of investment securities available for sale             7,890,781                    7,028,594
  Proceeds from maturities of investment securities                          16,000,000                   31,930,000
  Purchases of mortgage-backed securities available for sale                 (5,046,497)                  (5,068,148)
  Proceeds from principal repayments on
   mortgage-backed securities                                                 7,216,705                    9,718,721
  Purchases of mortgage loans                                                (6,668,211)                 (14,873,829)
  Loan originations, net of repayments                                       (6,498,927)                 (12,403,138)
  Additions to premises and equipment                                          (199,774)                  (1,088,198)
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                         276,499                       65,486
  Capitalized expenses on real estate owned                                           0                      (10,873)
  Purchase of Federal Home Loan Bank of N.Y. stock                             (159,200)                    (252,800)
  Net decrease in investments in real estate                                    (31,895)                     (29,500)
                                                                   ---------------------        ---------------------
   Net cash provided by investing activities                                (12,250,191)                 (36,620,404)
                                                                   ---------------------        ---------------------

See accompanying notes to consolidated financial statements.

                            FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                             -----------------------------------------------
                                                                                                JUNE 30,
                                                                             -----------------------------------------------
                                                                                    1997                       1996
                                                                             -------------------       ---------------------
Cash flows from financing activities:
  Net increase in deposits                                                           $6,494,035                 $14,154,567
  Proceeds from FHLB of NY advances                                                           0                   9,200,000
  Repayments of FHLB of NY advances                                                  (1,200,000)                          0
  Net  (decrease) increase in short-term borrowings from FHLB of NY                    (525,000)                  1,250,000
  Proceeds from reverse repurchase agreements                                        15,000,000                  25,828,750
  Repayments of reverse repurchase agreements                                       (14,046,000)                (25,226,250)
  Net increase in other short-term borrowings                                        10,070,675                   9,437,203
  Increase in advance payments by
   borrowers for taxes and insurance                                                     73,818                      67,201
  Dividends paid                                                                       (450,063)                   (353,476)
  Reissuance of treasury stock                                                           81,270                           0
  Purchase of treasury stock                                                         (1,158,463)                 (2,304,319)
                                                                             -------------------       ---------------------
     Net cash provided by financing activities                                       14,340,272                  32,053,676
                                                                             -------------------       ---------------------


Net increase (decrease) in cash and cash equivalents                                  3,207,855                  (2,679,735)
Cash and cash equivalents - beginning                                                 5,102,223                   7,853,316
                                                                             -------------------       ---------------------
Cash and cash equivalents - ending                                                   $8,310,078                  $5,173,581
                                                                             ===================       =====================
Supplemental schedule of noncash investing and financing activities:
  Loans transferred to real estate owned                                               $137,006                    $247,469
                                                                             ===================       =====================
  Loans to facilitate sale of real estate owned                                         $96,000                    $148,500
                                                                             ===================       =====================
  Property transferred to investment in real estate                                          $0                    $195,724
                                                                             ===================       =====================
  Transfer to investment securities available for sale
    Investment securities                                                                    $0                  $1,989,839
                                                                             ===================       =====================
 Unrealized (loss) gain on securities available for sale                                $85,855                    ($13,084)
 Deferred income taxes                                                                  (37,776)                      5,757
                                                                             -------------------       ---------------------
                                                                                        $48,079                     ($7,327)
                                                                             ===================       =====================
Supplemental disclosures of cash flow information:
  Cash paid (net of refunds received) during the year for:
    Federal, state and city income taxes                                              1,649,384                   1,299,000
                                                                             ===================       =====================
   Interest paid on deposits and borrowed funds                                      $7,255,336                  $6,361,568
                                                                             ===================       =====================

See accompanying notes to consolidated financial statements.

                    FINANCIAL BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Financial Bancorp, Inc. (the "registrant" or the "Company"), its wholly owned subsidiaries, 842 Manhattan Avenue Corp. which manages real property, and Financial Federal Savings Bank (the "Bank") a federally chartered stock association, and the Bank's wholly owned subsidiaries, Finfed Development Corp., which participates in a joint venture for the development of land and sale of lots, Finfed Funding Ltd., which serves as a conduit for funding investments in Finfed Development Corp., and F.S. Agency Inc., which is engaged in the sale of annuities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three and nine months ended June 30, 1996 have been reclassified to conform with the current period's presentation.

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

In February 1997, the FASB issued SFAS No. 128, "Earnings per share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing EPS previously found in Accounting Principles ("APS") Opinion No. 15, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires reinstatement of all prior-period EPS data presented. SFAS No. 128, when adopted, is not expected to have material adverse effect on the Company's consolidated financial condition and statement of operations.

Earnings Per Share
Net income per common share and common stock equivalents is computed by dividing net income by the weighted average number of shares of common stock outstanding adjusted for the unallocated shares held by the ESOP. Stock options granted are considered in earnings per share as common stock equivalents, if dilutive, using the treasury stock method.

Investment Securities
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at June 30, 1997 and September 30, 1996, respectively.

                                                                   JUNE 30, 1997                     SEPTEMBER 30, 1996
                                                         ----------------------------------    --------------------------------
                                                           CARRYING                FAIR            CARRYING         FAIR
                                                             VALUE                 VALUE            VALUE          VALUE
                                                         ---------------    ---------------    --------------   ---------------
                                                                                      (in thousands)
Investment Securities:
Available for sale
    U.S. Treasury securities                                         $0                $0             $2,919            $2,908
    Corporate preferred stock                                       700               723                700               700
    Less: Unrealized gain (loss)                                     23                 -                (11)                -
                                                         ---------------    --------------    ---------------   ---------------
       Total investment securities available for sale              $723              $723             $3,608            $3,608
                                                         ===============    ==============    ===============   ===============
 Held to maturity
    U.S. Government and agency obligations                      $55,360           $54,861            $51,122           $49,903
                                                         ---------------    --------------    ---------------   ---------------
        Total investment securities held to maturity            $55,360           $54,861            $51,122           $49,903
                                                         ===============    ==============    ===============   ===============

Mortgage-Backed Securities
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at June 30, 1997 and September 30, 1996, respectively.


                                                                   JUNE 30, 1997                     SEPTEMBER 30, 1996
                                                         ----------------------------------    --------------------------------
                                                           CARRYING                FAIR            CARRYING         FAIR
                                                             VALUE                 VALUE            VALUE          VALUE
                                                         ---------------    ---------------    --------------   ---------------
                                                                                      (in thousands)
Mortgage-backed securities:

  Available for sale
    FHLMC certificates                                          $4,651             $4,701             $5,006              $5,016
    FNMA certificates                                            5,019              5,031                  -                   -
    Add: Unrealized gain                                            62                  -                 10                   -
                                                           ------------     --------------   ----------------    ----------------
      Total mortgage-backed securities available for sale       $9,732             $9,732             $5,016              $5,016
                                                           ============     ==============   ================    ================
  Held to maturity
    GNMA certificates                                          $24,440            $24,792            $27,106             $27,198
    FHLMC certificates                                          14,379             14,523             17,999              17,960
    FNMA certificates                                            2,212              2,213              2,697               2,708
    Other pass-through certificates                              1,945              1,945              2,035               2,035
                                                           ------------     --------------   ----------------    ----------------
      Total mortgage-backed securities held to maturity        $42,976            $43,473            $49,837             $49,901
                                                           ============     ==============   ================    ================

Loans Receivable, net
The following table sets forth the composition of the Company's loan portfolio at June 30, 1997 and September 30, 1996, respectively.

                                                                                           JUNE 30,              SEPTEMBER 30,
                                                                                             1997                    1996
                                                                                      ---------------          ---------------
                                                                                                    (in thousands)
Real estate mortgages:
     One-to-four family                                                                     $125,473                 $115,500
     Equity and second mortgages                                                               2,555                    2,780
     Multi-family                                                                              6,123                    5,622
     Commercial                                                                               18,583                   15,301
                                                                                      ---------------           --------------
                                                                                             152,734                  139,203
                                                                                      ---------------           --------------
Construction/land                                                                              2,189                    4,920
                                                                                      ---------------           --------------
Consumer:
     Passbook or certificate                                                                     176                      171
     Home improvement                                                                              4                        7
     Student education guaranteed by
       the State of New York                                                                     216                      202
     Personal                                                                                     31                       21
                                                                                      ---------------           --------------
                                                                                                 427                      401
Commercial, including lines of credit                                                            137                      168
                                                                                      ---------------           --------------
          Total loans                                                                        155,487                  144,692
                                                                                      ---------------           --------------
Less:  Loans in process                                                                          643                    2,509
          Allowance for loan losses                                                            1,375                    1,573
          Deferred loan fees and discounts                                                       245                      296
                                                                                      ---------------           --------------
                                                                                               2,263                    4,378
                                                                                      ---------------           --------------
          Total loans receivable, net                                                       $153,224                 $140,314
                                                                                      ===============           ==============

Advances from Federal Home Loan Bank of New York ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $26,398,500 at June 30, 1997. The following table sets forth the composition of the Bank's FHLB advances as of June 30, 1997 and September 30, 1996, respectively.

                                                                     JUNE 30,                   SEPTEMBER 30,
                                                                       1997                          1996
                                                                -------------------           -------------------
                                                                                 (in thousands)
FHLB advances:
          Fixed rate:
                5.133% due February 1997                                        $0                        $1,200
                5.597% due December 1997                                     2,000                         2,000
                5.670% due December 1998                                     6,000                         6,000
                                                                -------------------           -------------------
                          Total fixed rate                                   8,000                         9,200

          Overnight line of credit:
                6.125% due October 1996                                          -                           525
                                                                -------------------           -------------------
                          Total overnight line of credit                         -                           525
                                                                -------------------           -------------------
Total FHLB advances                                                         $8,000                        $9,725
                                                                ===================           ===================

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. The following table sets forth the composition of the Company's borrowings collateralized by securities sold under agreements to repurchase as of June 30, 1997 and September 30, 1996, respectively.

                                                                      JUNE 30,                    SEPTEMBER 30,
                                                                        1997                          1996
                                                                -------------------           -------------------
                                                                                    (in thousands)
Securities sold under agreements to repurchase:

         5.44% due December 1995                                                $0                       $14,046
         5.291% due December 2001, callable December 1997                    5,000                             -
         5.813% due May 2002, callable May 1998                             10,000                             -
                                                                -------------------           -------------------

Total securities sold under agreements to repurchase                       $15,000                       $14,046
                                                                ===================           ===================

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

The Bank is primarily engaged in the origination of one-to-four family residential mortgage loans, multi-family and commercial real estate mortgage loans, and to a lesser extent residential construction loans. As a community-oriented institution, the Bank is generally engaged in attracting retail deposits from the areas surrounding its branch offices. In addition, the Bank may borrow funds from the FHLB or through reverse repurchase agreements. These funds are then generally concentrated in lending activities throughout the New York City metropolitan area.

FINANCIAL CONDITION

As of June 30, 1997, the Company's total assets were $282.5 million, representing a $15.7 million, or a 5.9%, increase from $266.8 million as of September 30, 1996. Loans receivable increased by $12.9 million, or 9.2%, to $153.2 million at June 30, 1997, from $140.3 million at September 30, 1996. Investment securities, inclusive of available for sale, increased by $1.4 million to $56.1 million at June 30, 1997, from $54.7 million at September 30, 1996. The increase in total assets was modestly offset by a $2.1 million, or a 3.9% decrease in mortgage-backed securities, inclusive of available for sale, to $52.7 million at June 30, 1997, from $54.8 million at September 30, 1996. Asset growth was funded by a $6.5 million increase in deposits to $209.4 million at June 30, 1997, from $202.9 million at September 30, 1996. Furthermore, advances from the FHLB decreased by $1.7 million, to $8.0 million, at June 30, 1997, as compared to $9.7 million at September 30, 1996. Securities sold under agreements to repurchase increased by $1.0 million, to $15.0 million at June 30, 1997, from $14.0 million at

September 30, 1996. The treasury tax and loan account and other short-term borrowings increased by $10.1 million, to $20.0 million at June 30, 1997, from $9.9 million at September 30, 1996.

Total deposits at June 30, 1997, increased by $6.5 million, or 3.2%, to $209.4 million from $202.9 million at September 30, 1996. Furthermore, advances from the FHLB, decreased by $1.7 million, or 17.7%, to $8.0 million at June 30, 1997, from $9.7 million at September 30, 1996. During the nine month period ended June 30, 1997, the treasury tax and loan account and other short-term borrowings increased by $10.1 million, to $20.0 million at June 30, 1997, from $9.9 million at September 30, 1996. In addition, securities sold under agreements to repurchase increased by $1.0 million, or 6.8%, to $15.0 million at June 30, 1997, from $14.0 million at September 30, 1996. The increase in deposits and borrowings enabled the Bank to fund new loan originations, to purchase one-to-four family adjustable rate loans and to purchase investment and mortgage-backed securities.

Total stockholders' equity was $26.4 million at June 30, 1997, reflecting a $653,000, or a 2.5% increase, from $25.8 million at September 30, 1996. The increase in stockholders' equity was the result of earnings, partially offset by the repurchase of the Company's common stock and the payment of the Company's quarterly cash dividend. At June 30, 1997, the Company had 1,722,031 common shares outstanding. During the nine months ended June 30, 1997, the Company's tangible and stated book value per share of common stock increased by $0.96 and $0.95, respectively, to $15.28 and $15.35, from $14.32 and $14.40, respectively, at September 30, 1996.

Non-performing loans totaled $3.0 million, or 1.94% of total loans at June 30, 1997, as compared to $5.5 million, or 3.79% of total loans at September 30, 1996. At June 30, 1997, non-performing assets totalled $5.4 million, or 1.89% of total assets, as compared to $8.0 million, or 3.01% of total assets as of September 30, 1996. The decrease in non-performing loans and non-performing assets is primarily attributable to the $2.3 million balance of Thrift Association Service Corporation ("TASCO") pass-through securities, which in April 1997, the FDIC reinstated the pass-through of principal and interest payments on these securities. The Company's allowance for loan losses to non-performing assets and to total loans equalled 25.69% and 0.88%, respectively, as compared 19.57% and 1.09%, respectively, at September 30, 1996.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

Net income for the three months ended June 30, 1997 totalled $661,378, or $0.40 per share as compared to net income of $505,195, or $0.29 per share for the quarter ended June 30, 1996. The $156,183, or 30.9% increase was primarily attributable to a $141,806, or 5.9%, increase in net interest income and a $285,261 increase in non-interest income, offset in part by a $114,088, or an 8.6% increase in non-interest expenses. For the nine month period ended June 30, 1997, net income increased $350,789, or 23.6%, to $1,834,343, or $1.10 per share, from $1,483,554, or $0.82 per share for the same period in 1996. The $350,789, or 23.7% increase was primarily attributable to a $711,004, or a 10.5%, increase in net interest income and a $427,283 increase in non-interest income, offset in part by a $503,489, or a 12.6% increase in non-interest expenses.

The return on average assets equalled 0.97% and 0.91% for the quarter ended and the nine months ended June 30, 1997, respectively, as compared to 0.81% and 0.83% for the quarter ended and the nine months ended June 30, 1996, respectively. The Company's return on average equity equalled 10.08% and 9.40% for the quarter ended and nine months ended June 30, 1997, respectively, compared with 7.57% and 7.34% for the quarter ended and the nine months ended June 30, 1996, respectively.

Net interest income increased $141,806, or 5.9%, to $2.5 million for the quarter ended June 30, 1997, from $2.4 million for the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, net interest income increased $711,004, or 10.5%, to $7.5 million, from $6.8 million for the same period in 1996. The increase in net interest income for the three and nine months ended June 30, 1997, was primarily due to the continued leveraging of the balance sheet, by utilizing low cost borrowings and deposit growth to fund new loan originations, loan purchases and the purchase of investment and mortgage-backed securities.

As a result, for the quarter ended June 30, 1997, average interest-earning assets increased by $23.6 million, or 9.9%, to $261.6 million from $238.0 million for the quarter ended June 30, 1996. The increase in average interest-earning assets was offset by a $23.7 million, or 11.3%, increase in average interest-bearing liabilities to $234.0 million for the quarter ended June 30, 1997, from $210.3 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, average interest-earning assets increased by $26.4 million, or 11.5%, to $256.1 million from $229.7 million for the same period in 1996. The increase in average interest-earning assets was offset by a $25.4 million, or 12.4%, increase in interest-bearing liabilities to $229.7 million for the nine months ended June 30, 1997, as compared to $204.3 million for the same period in 1996.

The Company's net interest margin decreased by 14 basis points to 3.90%, for the quarter ended June 30, 1997, as compared to 4.04% for the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, the net interest margin decreased by 4 basis points to 3.89%, from 3.93% for the same period in 1996. The Company's net interest spread decreased 13 basis points and 3 basis points to 3.42% and 3.44%, for the quarter ended and the nine months ended June 30, 1997, respectively, compared with 3.55% and 3.47% for the same periods in 1996, respectively. The decline in the net interest margin and net interest rate spread, for the quarter and nine months ended June 30, 1997, reflects the increased leveraging of the balance sheet.

The average yield on interest-earning assets was 7.75%, for the quarter ended June 30, 1997, as compared to 7.62% for the same period in 1996, and the average cost of interest-bearing liabilities was 4.33% for the quarter ended June 30, 1997, as compared to 4.07% for the same period in 1996. During the nine months ended June 30, 1997, the average yield on interest-earning assets was 7.70%, as compared to 7.63% for the same period in 1996, and the average cost of interest-bearing liabilities was 4.26% for the nine months ended June 30, 1997, as compared to 4.16% for the same period in 1996.

The Company's provision for loan losses for the quarter ended June 30, 1997, decreased by $48,453, to $111,000, from $159,453 for the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, provisions for loan losses increased by $17,147, to $306,600, from $289,453 for the same period in 1996. The increased provisions in fiscal 1996 was reflective of the significant increase in loan originations and the purchase of one-to-four family mortgage loans.

Non-interest income, for the quarter ended June 30, 1997, increased by $285,261, to $175,724 from a loss of $109,537 for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, non-interest income increased by $427,283, to $486,850, as compared to $59,567 for the same period in 1996. The increase in non-interest income is primarily attributable a reduction in losses sustained on the Bank's real estate operation, in which a service corporation of Financial Federal Savings Bank has a one-third interest. In addition, for the three months ended and the nine months ended June 30, 1997, fees and service charges increased by $34,366 and $129,877, respectively, to $145,392 and $412,747, respectively, from $111,026 and $282,870, respectively, for the same periods in 1996.

Non-interest expenses increased by $114,088, or 8.6%, for the quarter ended June 30, 1997, to $1.4 million, from $1.3 million for the same period in 1996. During the nine month period ended June 30, 1997, non-interest expenses increased by $503,489, or 12.6%, to $4.5 million, from $4.0 million for the same period in 1996.

For the quarter ended June 30, 1997, salaries and employee benefits increased by $86,749, or 13.4%, to $734,612, from $647,863 for the same period 1996. For the nine months ended June 30, 1997, salaries and employee benefits increased by 521,030, or 26.6%, to $2.5 million, from $2.0 million for the same period in 1996. The increase in salaries and employee benefits includes a one-time charge of $268,000 pursuant to the employment contract with the former Executive Vice President and Chief Operating Officer. The increase is also attributable to the reinstatement of the Company's bonus accrual and additional costs associated with the amortization and appreciation of shares in the Company's stock-related benefit plans.

For the quarter ended June 30, 1997, occupancy expense increased by $4,701, to $126,445 from $121,744 for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, occupancy expense increased by $44,096, to $397,173, from $353,077 for the same period in 1996. The increase in occupancy expense is primarily attributable to the increased rental costs associated with the Bank's branch offices. Equipment expense, for the quarter and nine months ended June 30, 1997, increased by $17,443 and $52,378, to $159,002 and $470,347, respectively, from $141,559 and $417,969, respectively, for the same periods in 1996. The increase in equipment expense for the quarter and nine months ended June 30, 1997, represents increased costs associated with demand deposit and check processing servicing fees and other vendor related services and contracts. Advertising expense, for the quarter and nine months ended June 30, 1997, decreased by $4,928 and $33,943, to $7,952 and $24,004, respectively, from $12,880 and $57,947, respectively, for the same periods in 1996.

For the quarter ended June 30, 1997, miscellaneous expense increased by $114,596, to $387,066 from $272,470 for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, miscellaneous expense increased by $137,588 to $967,075, from $829,487 for the same period in 1996. The increase in miscellaneous expense for the quarter and nine months ended June 30, 1997, represents increased compensation related legal fees and additional general and administrative costs.

For the quarter ended and nine months ended June 30, 1997, the ratio of operating expenses to average assets equalled 2.11% and 2.10%, exclusive of a one-time charge for a former executive officer's severance payment, respectively, as compared to 2.08% and 2.17%, respectively, for the same periods in 1996. Furthermore, the Company's efficiency ratio, for the quarter and nine months ended June 30, 1997, was 53.54% and 53.20%, exclusive of a one-time charge for a former executive officer's severance payment, respectively, as compared to 51.08% ad 54.29%, respectively, for the same periods in 1996.

For the quarter ended June 30, 1997, income tax expense increased by $205,249, to $500,637 as compared to $295,388, for the same quarter in 1996. For the nine month period ended June 30, 1997, income tax expense increased by $266,862, to $1,332,505, from $1,065,643 for the same period in 1996, as a result of the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at June 30, 1997 was 12.6%, which exceeded the applicable 5% liquidity requirement. Its short-term liquidity ratio at June 30, 1997, was 4.9%.

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

At June 30, 1997, the Bank had outstanding loan commitments to originate mortgage loans of $5.8 million. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations. Certificates of deposit, which are scheduled to mature in one-year or less from June 30, 1997 totalled $70.2 million, of which $15.9 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older. The Bank generally maintains competitive pricing of its deposits in order to maintain a steady deposit growth balance and, when necessary supplements its deposit base with advances and other borrowings.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $20.4 million, or 7.32% at June 30, 1997, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of June 30, 1997, was $21.6 million, or 18.86%, also well in excess of the regulatory capital requirement of 8.0%.

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

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults Upon Senior Securities
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
           Not applicable.

Item 5.  Other information

           On July 22, 1997, the Holding Company declared its regular quarterly cash dividend for the period ended June 30, 1997, of $0.10 per share, payable on August 20, 1997 to stockholders of record on August 6, 1997.

Item 6.  (A) Exhibits

           Exhibit 3.1 Certificate of Incorporation of Financial Bancorp, Inc. *
           Exhibit 3.2 By-laws of Financial Bancorp, Inc. *
           Exhibit 11  Earnings Per Share
           Exhibit 27  Financial Data Schedule

           (B) Reports on Form 8-K

             Not applicable.

* Incorporated herein by reference to Form S-1, Registration Statement, as amended, filed on March 18, 1994, Registration Number 33-76664

Item 6.

                                   Exhibit 11

                                                                                       THREE MONTHS              NINE MONTHS
                                                                                          ENDED                     ENDED
COMPUTATION OF PER SHARE EARNINGS                                                     JUNE 30, 1997             JUNE 30, 1997
                                                                                  -----------------         -----------------
Net income                                                                                $661,378                $1,834,343
                                                                                          ========                ==========

Weighted average common shares outstanding                                               1,620,600                 1,636,300


Common stock equivalents due to dilutive effect of stock options                            32,000                    34,500
                                                                                            ------                    ------

Total weighted average common shares and equivalents outstanding                         1,652,600                 1,670,800
                                                                                         =========                 =========

Earnings per common share and common share equivalent                                        $0.40                     $1.10
                                                                                             =====                     =====

                                   SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Financial Bancorp, Inc.
                                                (Registrant)

Date:    August 14, 1997               By:       /s/ Frank S. Latawiec
                                                ________________________
                                                Frank S. Latawiec
                                                President and Chief
                                                Executive Officer

Date:    August 14, 1997               By:       /s/ P. James O'Gorman
                                                ________________________
                                                P. James O'Gorman
                                                Executive Vice President and
                                                Chief Financial Officer