Form 10-K
period 1997-09-30
FINANCIAL BANCORP INC
filed 1997-12-29
CIK 855932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual Report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                          Commission File No.: 0-18126

                             FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         06-1391814
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $37,333,603, based upon the last sales price as quoted on the Nasdaq National Market for December 17, 1997.

     The number of shares outstanding of the registrant's Common Stock as of December 17, 1997 was 1,709,700.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 22, 1998 are incorporated by reference into Parts II and III of this Form 10-K.

                                      INDEX

                                     Part I

                                                                            Page

Item 1.   Business                                                             1
Item 2.   Properties                                                          36
Item 3.   Legal Proceedings                                                   36
Item 4.   Submission of Matters to a Vote
          of Securities Holders                                               36

                             Part II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                                     37
Item 6.   Selected Financial Data                                             37
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                    37
Item 8.   Financial Statements and Supplementary Data                         37
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              37


                            Part III

Item 10.  Directors and Executive Officers
          of the Registrant                                                   37
Item 11.  Executive Compensation                                              38
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               38
Item 13.  Certain Relationships and Related Transactions                      38

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                             38

                                     PART I

Item 1. BUSINESS OF THE COMPANY

General

     Financial Bancorp, Inc. (the "Company"), was formed in February 1994 as the holding company for Financial Federal Savings Bank (the "Bank") in connection with the conversion of the Bank from mutual to stock form of ownership on August 17, 1994. Effective October 20, 1994, the Bank changed its name from Financial Federal Savings and Loan Association to Financial Federal Savings Bank. The Company is headquartered in Long Island City, New York and its principal business currently consists of the operations of the Bank. The Company, as a savings and loan holding company, and the Bank are subject to the regulation of the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is listed on the Nasdaq Stock Market under the symbol "FIBC". The
Company does not transact any material business other than through its subsidiary, the Bank. The Bank's primary sources of funds are retail deposits, loan repayments and borrowings. The principal business of the Bank is attracting retail deposits from the areas surrounding its branch office. The Bank may borrow funds from the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York ("FRB") or through reverse repurchase agreements. These funds are then primarily invested in fixed-rate and adjustable-rate loans on one- to four-family residences, mixed-use property loans, multi-family loans, commercial real estate mortgage loans, and to a lesser extent construction loans. The Bank's revenues are derived principally from interest on loans, mortgage-backed securities, interest and dividends on investment securities and short-term investments, and other fees and service charges.

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate, first and second mortgage loans secured by one- to four-family owner-occupied residences, mixed-use property loans, multi-family real estate loans, commercial real estate loans, and to a lesser extent construction loans. At September 30, 1997, the Bank's total loans receivable equaled $155.1 million, of which $126.4 million, or 81.5%, were one- to four-family residential first mortgage loans. Of the one- to four-family residential first mortgage loans outstanding at that date, $60.0 million, or 47.5% were adjustable-rate mortgage ("ARM") loans. At September 30, 1997, the Bank's loan portfolio also included $2.6 million of one- to four-family residential second mortgage loans, $11.8 million of multi-family loans, $13.2 million of commercial real estate loans, $575,000 of construction loans and $494,000 of other consumer and commercial business loans.

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

                                                                         At September 30,
                              ------------------------------------------------------------------------------------------------------
                                    1997                 1996                   1995                1994                1993
                              -------------------- -------------------  -------------------  ------------------- -------------------
                                         Percent               Percent              Percent            Percent              Percent
                               Amount    of Total   Amount    of Total   Amount    of Total   Amount   of Total   Amount    of Total
                              --------   --------  --------   --------  --------   --------  --------  --------  --------  --------
                                                                                     (Dollars in thousands)
Real estate loans:
 Residential one- to
   four-family:
  First mortgages .........   $126,440      81.50% $116,132      80.26% $ 93,361      82.55% $ 72,669     85.29% $ 72,274     85.41%
  Second mortgages ........      2,637       1.70     2,780       1.92     3,806       3.36     4,491      5.27     6,429      7.60
 Multi-family .............     11,779       7.59     8,231       5.69     4,296       3.80     3,213      3.77     2,320      2.74
 Commercial ...............     13,217       8.52    12,061       8.34     8,031       7.10     2,940      3.45     3,091      3.65
 Construction/land loans ..        575       0.37     4,920       3.40     3,080       2.72     1,455      1.71       109      0.13
                              --------   --------  --------   --------  --------   --------  --------  --------  --------  --------
   Total real estate loans     154,648      99.68   144,124      99.61   112,574      99.53    84,768     99.49    84,223     99.53

Consumer/commercial
  business:
 Consumer .................        417       0.27       400       0.27       404       0.36       400      0.47       332      0.40
 Commercial business ......         77       0.05       168       0.12       123       0.11        35      0.04        62      0.07
                              --------   --------  --------   --------  --------   --------  --------  --------  --------  --------
  Total consumer/commercial
    business loans ........        494       0.32       568       0.39       527       0.47       435      0.51       394      0.47
                              --------   --------  --------   --------  --------   --------  --------  --------  --------  --------
    Total loans receivable     155,142     100.00%  144,692     100.00%  113,101     100.00%   85,203    100.00%   84,617    100.00%
                                         ========             ========             ========            ========            ========
Less:
 Loans in process ............     201                2,509                1,485                  352                  44
 Unearned discounts and net
   deferred loan fees ........     243                  296                  311                  226                 143
 Allowance for loan losses ...   1,406                1,573                1,243                1,120               1,005
                              --------             --------             --------              -------             -------
                                 1,850                4,378                3,039                1,698               1,192
                              --------             --------             --------              -------             -------
  Total loans receivable, net $153,292             $140,314             $110,062              $83,505             $83,425
                              ========             ========             ========              =======             =======

Mortgage-backed securities:
 GNMA .....................   $ 23,335      48.73% $ 27,106      49.41% $ 33,144      53.45% $ 26,749     53.67% $ 24,156     48.89%
 FHLMC (1) ................     15,808      33.02    23,015      41.96    22,979      37.06    15,816     31.74    16,065     32.52
 FNMA (1) .................      6,835      14.28     2,697       4.92     3,388       5.46     4,368      8.76     5,741     11.62
 Others ...................      1,900       3.97     2,035       3.71     2,497       4.03     2,906      5.83     3,446      6.97
                              --------   --------  --------   --------  --------   --------  --------  --------  --------  --------
Total mortgage-backed
    securities(2) .........   $ 47,878     100.00% $ 54,853     100.00% $ 62,008     100.00% $ 49,839    100.00% $ 49,408    100.00%
                              ========   ========  ========   ========  ========   ========  ========  ========  ========  ========

-------------------------

(1) Includes $9.4 million and $5.0 million in Mortgage-backed securities available for sale as of September 30, 1997 and 1996, respectively.

(2)  Mortgage-backed securities are net of premiums and discounts.

Loan and Mortgage-Backed Security Maturity and Repricing

     The following table shows the maturity or period to repricing of the Bank's loan and mortgage-backed security portfolio at September 30, 1997. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans and mortgage-backed securities totaled $23.1 and $12.1 million respectively, for the twelve months ended September 30, 1997.

                                                                         Mortgage Loans and Other Loans
                                        --------------------------------------------------------------------------------------------
                                                                             At September 30, 1997
                                        --------------------------------------------------------------------------------------------
                                                                                                     Commer-               Mortgage-
                                          1 - 4        Multi-     Commercial                          cial      Total      Backed
                                          Family       Family     Real Estate Construction  Consumer  Other     Loans     Securities
                                        ----------    ---------  ------------ ------------- -------- ------- ---------- ------------
                                                                         (In thousands)
Amounts due:
 Within one year ...................      $ 28,448      $  --        $  --        $575      $209      $55      $ 29,287      $21,371
 After one year:
  One to three years ...............        20,544          610         --         --        192       22        21,368        6,114
  Three to five years ..............         7,549        2,061        1,157       --         12       --        10,779          824
  Five to ten years ................        14,651          747          159       --          4       --        15,561        3,185
  After ten years ..................        57,885        8,361       11,901       --        --        --        78,147       16,384
                                          --------      -------      -------      ----      ----      ---      --------      -------
 Total due or repricing
    after one year .................       100,629       11,779       13,217       --        208       22       125,855       26,507
                                          --------      -------      -------      ----      ----      ---      --------      -------
Total amounts due or
  repricing, gross .................      $129,077      $11,779      $13,217      $575      $417      $77      $155,142      $47,878
                                          ========      =======      =======      ====      ====      ===      ========      =======


     The following table sets forth at September 30, 1997, the dollar amount of all loans and mortgage-backed securities due after September 30, 1998 and indicates whether such loans and mortgage-backed securities have fixed or adjustable interest rates.

                                                Due After September 30, 1998
                                             -----------------------------------
                                               Fixed     Adjustable      Total
                                              -------    ----------     --------
                                                     (In thousands)
Mortgage loans:
  One- to four-family ..................      $67,910      $32,719      $100,629
  Multi-family .........................        9,466        2,313        11,779
  Commercial real estate ...............       12,091        1,126        13,217
Other loans ............................          230         --             230
                                              -------      -------      --------
Total loans ............................      $89,697      $36,158      $125,855
                                              =======      =======      ========
Mortgage-backed securities .............      $21,659      $ 4,848      $ 26,507
                                              =======      =======      ========

     Set forth below is a table showing the Bank's loan origination, purchase and sales activity and activity in mortgage-backed security portfolio for the periods indicated.




                                            For the Years Ended September 30,
                                           -------------------------------------
                                              1997        1996       1995
                                           ---------    ---------    ---------
                                                      (In thousands)
Loans receivable at beginning
  of period .............................   $ 144,692    $ 113,101    $  85,203
 Originations:
  First mortgages .......................      18,894       21,241       19,344
  Second mortgages ......................         403          342          354
  Multi-family ..........................       3,944        2,058        1,136
  Commercial ............................       4,170        7,491        5,187
  Construction/land .....................         130        2,870        4,364
  Consumer loans ........................         229          212          279
  Student loans .........................          35           54           49
  Commercial business ...................           4           69          120
  Loan purchases ........................       6,717       14,848        9,045
                                            ---------    ---------    ---------
   Total originations and purchases .....      34,526       49,185       39,878
                                            ---------    ---------    ---------
Transfer of mortgage loans to
 foreclosed real estate .................        (411)        (100)        (682)
Loans charged-off .......................        (602)        (213)        (219)
Repayments ..............................     (23,064)     (17,281)     (11,079)
                                            ---------    ---------    ---------
  Total reductions ......................     (24,077)     (17,594)     (11,980)
                                            ---------    ---------    ---------
Total loans receivable at end of period .   $ 155,141    $ 144,692    $ 113,101
                                            =========    =========    =========

Mortgage-backed securities
 at beginning of period .................   $  54,853    $  62,008    $  49,839
  Purchases .............................       5,046        5,068       19,294
  Repayments ............................     (12,111)     (12,214)      (7,169)
  Discount (premium) amortization .......         (34)         (19)          44
  Unrealized gain .......................         124           10         --
                                            ---------    ---------    ---------
Mortgage-backed securities at
 end of period ..........................   $  47,878    $  54,853    $  62,008
                                            =========    =========    =========

     One- to Four-Family Residential Mortgage Lending. The Bank offers first mortgage loans primarily secured by one- to four-family residences. Loan originations are obtained from the Bank's loan originators existing customers, referrals from real estate brokers, builders and through advertising and general solicitations. The Bank originates both ARM loans and fixed-rate loans. At September 30, 1997, first mortgage loans secured by residential one- to four-family real estate totaled $126.4 million, or 81.8% of total real estate loans at such date. Of the Bank's first mortgage loans secured by one- to four-family residences, $60.0 million, or 47.5% were ARM loans.

     The Bank has, from time to time, purchased one- to four-family mortgage loans which generally include loans secured by properties located outside the Bank's market area. All loans purchased by the Bank must generally meet the same underwriting criteria as loans originated by the Bank. At September 30, 1997, the Bank had $26.6 million in one- to four-family purchased mortgage loans and single-family loan participations serviced by others.

     The Bank underwrites all mortgage loans generally in conformance with secondary market guidelines and internally generated policies and procedures. Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified, and additional financial information is requested, if deemed necessary. An independent appraisal of the real estate intended to secure the loan is undertaken by an independent appraiser previously approved by the Board. It is the Bank's policy to obtain title insurance on all real estate mortgage loans. Borrowers must also obtain hazard and flood insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis to a mortgage escrow account, from which the Bank makes disbursements for items such as real estate taxes, hazard and flood insurance premiums and private mortgage insurance premiums as they become due.

     The Bank generally makes mortgage loans secured by owner-occupied one- and two-family residences in amounts up to 95% of the appraised value or sales price of the property on loans that do not exceed $300,000. Mortgage loans originated under the Bank's First Time Home Buyers' Program may be in amounts of up to 85% of property values, with additional monthly principal repayments required for a specified time in lieu of private mortgage insurance coverage. Except for the loans originated under the Bank's First Time Home Buyers' Program, mortgage loans on one-to four- family, owner-occupied residences are originated for up to 95% of the property value provided that mortgage insurance on the amount in excess of 80% is obtained. The Bank's one- to four-family residential mortgage loans do not provide for negative amortization. When the information is obtained and an appraisal is completed, loans are underwritten and then a decision is made by two members of the loan committee. The Loan Committee consists of three outside directors, the Chief Executive Officer, the Chief Administrative Officer and the Chief Financial Officer.

     The Bank offers adjustable-rate first mortgage loans with interest rates which adjust periodically based upon a spread above an agreed upon index, such as a U.S. Treasury constant maturity index. ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. Borrowers of ARM loans, that reset every twelve months, or less are qualified at the lesser of the first rate adjustment or the fully indexed rate in an effort to reduce the risk of default as the interest rate and underlying payments increase. ARM loans have periodic caps ranging from 1.0% to 2.5% per adjustment period and lifetime caps of 5.0% to 6.0% over the initial rate. The Bank has additional ARM loan products: a 1/1 mortgage loan, 3/1 mortgage loan, 5/1 mortgage loan, 7/1 mortgage loan and a 10/1 mortgage loan which provides for an initial fixed rate period, thereafter adjusting each year.

     Equity and Second Mortgage Loans. The Bank originates equity and second mortgage loans on one- to four-family residences. These loans generally are originated as either fixed-rate or adjustable-rate loans secured by owner-occupied one- to four-family residences with terms from 10 to 25 years. The Bank offers equity and second mortgage loans with maximum combined loan-to-value ratios of up to 80%, or 85% if the borrower has an existing first mortgage with the Bank. At September 30, 1997, the Bank had $2.6 million, or 2.0% of total one- to four-family loans in equity and second mortgage loans, including $1.4 million of purchased second mortgage loans, which are subject to recourse against the seller.

     Multi-Family and Commercial Real Estate Loans. The Bank also originates multi-family and commercial real estate loans. As of September 30, 1997, the Bank's total loan portfolio contained $11.8 million, or 7.6% of multi-family loans, and $13.2 million, or 8.5% of commercial real estate loans. The multi-family and commercial real estate loans in the Bank's portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. The Bank's policy has been to originate multi-family and commercial real estate loans primarily in its market area. In making commercial real estate and multi-family loans, the Bank primarily considers the ability of net operating income generated by the real estate to support the debt. Other factors considered are the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Maximum loan to value ratios on multi-family and commercial real estate mortgage loans is 70%

     Construction Loans. The Bank originates loans, on a selected basis, to finance the construction of one- to four-family homes and to a much lesser extent other properties in its market areas. As of September 30, 1997, the Bank's portfolio contained $575,000, or 0.4% of one-to-four family construction loans. Construction loans generally provide for interest-only payments and are originated for a short-term. Borrowers must contribute equity in the construction projects to establish acceptable loan-to-value ratios. The Bank generally requires personal guarantees from the principals of the borrowing entity. Loan proceeds are disbursed in stages as construction progresses and as inspections warrant.

     Consumer/Commercial Business Lending. The Bank also offers secured and unsecured personal loans and commercial business loans. At September 30, 1997, the Bank's consumer and commercial business loans totaled $494,000, or 0.3% of the Bank's total loan portfolio. Of that amount, $417,000 consisted of home improvement, personal, passbook and student loans; and $77,000 of commercial business loans.

     Mortgage-backed Securities. The Bank invests in a variety of mortgage-backed securities, 96.0% of which were insured or guaranteed by the FHLMC, GNMA or FNMA at September 30, 1997. The remaining 4.0% was invested in a privately issued mortgage pass-through security. At September 30, 1997, mortgage-backed securities totaled $47.9 million, or 16.1% of total assets, $9.4 million of which are classified by the Bank as available for sale. Of the $47.9 million in mortgage-backed securities, $26.2 million, or 54.8% were adjustable-rate and will reprice within three years. During the year ended September 30, 1997, the Bank purchased $5.0 million of mortgage-backed securities and received prepayments and scheduled principal amortization of $12.1 million.

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

     All loans 90 days delinquent are sent to the Bank's attorney in order to initiate foreclosure proceedings. The Bank continues to accrue interest until foreclosure proceedings have commenced, at which time the accrual is excluded from income by an offsetting increase in a special reserve account. Under certain circumstances prior to commencement of foreclosure proceedings or prior to the loan becoming 90 days delinquent, when recovery of interest is doubtful, the Bank will immediately offset such interest in a special reserve account. If such interest is ultimately collected, it is credited to income in the period of recovery.

     At September 30, 1997, the Bank had 24 loans delinquent 90 days or more totaling $2.4 million, of which $2.1 million are attributed to one- to four-family mortgage loans. At September 30, 1997, the Bank's real estate owned totaled $471,000, comprising entirely of one-to-four family properties.

Delinquent and Non-Performing Loans. At September 30, 1997, 1996 and 1995, delinquencies in the Bank's loan portfolio were as follows:

                                                      At September 30, 1997                           At September 30, 1996
                                        ----------------------------------------------  --------------------------------------------
                                               60 - 89 Days         90 Days or More           60 - 89 Days        90 Days or More
                                        ----------------------- ----------------------  --------------------- ----------------------
                                                     Principal              Principal              Principal              Principal
                                         Number of   Balance of  Number of  Balance of  Number of  Balance of  Number of  Balance of
                                           Loans      Loans       Loans       Loans      Loans      Loans       Loans      Loans
                                           -----      -----       -----       -----      -----      -----       -----      -----
                                                                                  (Dollars in thousands)
Residential one- to four-family:
 First mortgages .......................      4        $419        16        $2,038        1        $175        15        $1,486
 Second mortgages ......................      1          45         2            11        -         --          1           200
Multi-family residential ...............      -         --          2           350        -         --          2           350
Commercial real estate .................      -         --         --          --          -         --         --          --
Consumer loans .........................      -         --          4            32        -         --          4            11
Commercial Business ....................      -         --         --          --          -         --          1            45
                                              -        ----        --        ------        -        ----        --        ------
   Total loans .........................      5        $464        24        $2,431        1        $175        23        $2,092
                                              =        ====        ==        ======        =        ====        ==        ======

Delinquent loans and non-
  performing loans to total loans.                     0.30%                   1.57%                0.12%                   1.45%


                                                      At September 30, 1997
                                        ----------------------------------------------
                                               60 - 89 Days         90 Days or More
                                        ----------------------- ----------------------
                                                     Principal              Principal
                                         Number of   Balance of  Number of  Balance of
                                           Loans      Loans       Loans       Loans
                                           -----      -----       -----       -----
                                                   (Dollars in thousands)
Residential one- to four-family:
  First mortgages ......................     1        $  2         13        $1,216
  Second mortgages .....................     2          55         --          --
Multi-family residential ...............     -          --          3           677
Commercial real estate .................     -          --          1            38
Consumer loans .........................     -          --          4            11
Commercial Business ....................     -          --         --          --
                                             -         ---         --        ------
         Total loans ...................     3        $ 57         21        $1,942
                                             =         ===         ==        ======
Delinquent and non-performing
  loans to total loans...................              0.05%                   1.72%

     The following table sets forth information regarding non-accrual mortgage loans, loans delinquent 90 days or more and still accruing interest, investments in real estate, real estate owned ("REO") and in-substance foreclosure loans. The Bank continues to accrue interest on loans delinquent 90 days or more until commencement of foreclosure proceedings or until recovery of interest is considered by the Bank to be doubtful based on the value of the property and other considerations. During the years ended September 30, 1997, 1996 and 1995, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $242,000, $207,000 and $171,000, respectively. The Bank collected interest income on such non-accrual loans in the amounts of $70,000 , $43,000 and $24,000 during the years ended September 30, 1997, 1996 and 1995, respectively.

                                                   At September 30,
                                    ----------------------------------------------
                                     1997      1996      1995      1994      1993
                                    ------    ------    ------    ------    ------
                                                  (In thousands)
Non-accrual delinquent mortgage
    loans .......................   $2,164    $1,911    $1,794    $1,624    $2,008
Delinquent other loans ..........       32        56        11         5        11
Mortgage loans delinquent 90 days
    or more and accruing ........      424       125       137        30       166
                                    ------    ------    ------    ------    ------
    Total non-performing loans ..    2,620     2,092     1,942     1,659     2,185
Investment in real estate (net
  valuation allowance) ..........    3,355     3,308     3,531     2,789     3,153
Real estate owned ...............      471       378       591       620       650
                                    ------    ------    ------    ------    ------
     Total non-performing assets    $6,446    $5,778    $6,064    $5,068    $5,988
                                    ======    ======    ======    ======    ======
Non-performing loans
    to total loans ..............     1.69%     1.45%     1.72%     1.95%     2.58%
Total non-performing assets
    to total assets .............     2.17%     2.17%     2.65%     2.95%     4.05%


     The above table does not include participation loans serviced by TASCO and its successor in the amount of $2.2 million and $2.4 million at September 30, 1997 and 1996, respectively. Interest income that could have been recognized based on contractual terms amounts to $169,000 and $196,000 for the years ended September 30, 1997 and 1996, respectively. Interest income recorded only when collected amounted to approximately $79,000 and $118,000 during the years ended September 30, 1997 and 1996, respectively.

     Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1997 and 1996 are summarized as follows in thousands:

                                                                 September 30,
                                                             -------------------
                                                             1997          1996
                                                             ------        ----
                                                                 (In thousands)
Recorded investment in impaired loans:
  With recorded allowance ............................        $2,511        $922
  Without recorded allowance .........................          --           --
                                                              ------        ----
  Total impaired loans ...............................         2,511        $922
Related allowances for loan losses ...................           225         504
                                                              ------        ----
    Net impaired loans ...............................        $2,286        $418
                                                              ======        ====

     For the year ended September 30, 1997 and 1996, interest income that would have been recognized for these loans had they been performing in accordance with the original terms was approximately $206,000 and $78,000, respectively, and interest income recognized when received was $79,000 and $31,000, respectively.

     The average balance of impaired loans during the years ended September 30, 1997 and 1996 approximated $2.3 million and $933,000, respectively.

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

     At September 30, 1997, classified assets totaled $6.2 million, or 2.0% of total assets, of which $200,000 classified as "Doubtful" and the remaining classified as "Substandard" consisted of 13 one-to four-family loans totaling $1.6 million, 2 multi-family loans totaling $340,000 and 4 foreclosed real estate properties totaling $471,000 and $3.4 million in investment real estate. Real estate owned and investment in real estate are carried at the lower of cost or fair value less costs of disposal. Assets classified as "Doubtful" include 1 second mortgage loan for $200,000. Assets designated as "Special Mention" totaled $1.8 million, which consists primarily of single family loans.

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

     REO consists of real estate acquired by foreclosure or a deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value at the earlier date of acquisition. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. Investments in real estate include investments in non-consolidated joint ventures. These investments are recorded at the lower of cost or fair value. The amounts ultimately recoverable from investments in real estate could differ from the net carrying value of the assets. See "Subsidiary and Joint Venture Activities -- FinFed Development Corp."

     The following table sets forth the Bank's allowances for loan losses at the dates indicated:

                                                                    Year Ended September 30,
                                               ---------------------------------------------------------------------
                                                1997         1996              1995           1994             1993
                                               ------        ------           ------         ------           ------
                                                                   (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period........         $1,573        $1,243           $1,120         $1,005             $343
Charge-Offs:
     One- to four-family..............             39            --               31             51               50
     Multi-family.....................             --           213              189             --               --
     Commercial.......................            504            --               --             --               --
     Consumer and other loans.........             59            --               --             19               20
                                               ------        ------           ------         ------           ------
Total charge-offs.....................            602           213              220             70               70
Recoveries............................              7            --                1              2               --
Provision for loan losses.............            427           543              342            183              732
                                               ------        ------           ------         ------           ------
Balance at end of period .............         $1,405        $1,573           $1,243         $1,120           $1,005
                                               ======        ======           ======         ======           ======
Ratio of total charge-offs during the
  period to average loans outstanding
  during the period...................          0.41%         0.17%            0.23%          0.08%            0.08%
Ratio of allowance for loan losses to
  total loans at the end of the period          0.91%         1.09%            1.10%          1.31%            1.20%
Ratio of allowance for loan losses to
  non-performing loans at the end of
  the period..........................         53.63%        75.19%           63.97%         67.48%           46.00%

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

                                                                           At September 30,
                                     -----------------------------------------------------------------------------------------------
                                            1997                 1996               1995              1994                1993
                                     ------------------   ------------------  ------------------ ------------------  ---------------
                                              % of Loans         % of Loans          % of Loans        % of Loans         % of Loans
                                                 in each           in each            in each            in each             in each
                                               category to        category to        category to       category to       category to
                                                 total              total              total              total               total
                                        Amount   loans     Amount   loans     Amount   loans     Amount    loans     Amount   loans
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
                                                                  (Dollars in  thousands)
Real Estate Loans:
   Residential one- to four-family ..   $1,040    83.20%   $  650    82.18%   $  305    85.91%   $  293    90.56%   $  235    93.01%
   Multi-family .....................      121     7.59        53     5.69       218     3.80       278     3.77       250     2.74
   Commercial .......................      231     8.52       757     8.34       686     7.10       529     3.45       500     3.65
Commercial business loans ...........        8     0.05        57     0.12        12     0.11         4     0.04      --       0.07
Construction/land ...................        2     0.37        53     3.40        17     2.72         9     1.71      --       0.13
Consumer ............................        3     0.27         3     0.27         5     0.36         7      0.4        20     0.40
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
      Total allowance for
      loan losses ...................   $1,405   100.00%   $1,573   100.00%   $1,243   100.00%   $1,120   100.00%   $1,005   100.00%
                                        ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

Investment Activities

     The Bank is required to maintain liquid assets at minimum levels which vary from time to time. The Bank increases or decreases its liquid investments depending on the availability of funds and comparative yields on liquid investments relative to the return availability of mortgage loans. The Bank's liquid investments primarily include United States Government callable agency securities, and overnight federal funds. Historically, the Bank has maintained its liquid assets at levels well above the minimum regulatory requirements. At September 30, 1997, $37.1 million, or 12.5% of the Bank's total assets were invested in investment securities and other short-term investments that mature in five years or less.

     The following table sets forth certain information regarding the carrying and market values of the Bank's portfolio of investment securities at the dates indicated:

                                                  At September 30,
                              ---------------------------------------------------------
                                       1997              1996                 1995
                              -----------------  ------------------    ----------------
                              Carrying   Market   Carrying  Market     Carrying  Market
                               Value     Value     Value     Value      Value     Value
                              -------   -------   -------   -------   -------   -------
                                                 (In thousands)
Investment Securities held
 to maturity:
U.S. Government and
  agency obligations ......   $69,410   $69,223   $51,122   $49,903   $38,921   $38,842
Common stock (1) ..........      --        --        --        --          15        15
                                                  -------   -------   -------   -------
Total investment securities
   held to maturity .......   $69,410   $69,223   $51,122   $49,903   $38,936   $38,857
                              =======   =======   =======   =======   =======   =======
Available for sale:
U.S. Treasury securities ..   $  --     $  --     $ 2,908   $ 2,908   $  --     $  --
Equity securities .........       731       731       700       700      --        --
                              -------   -------   -------   -------   -------   -------
Total investment securities
    available for sale ....   $   731   $   731   $ 3,608   $ 3,608   $  --     $  --
                              =======   =======   =======   =======   =======   =======

----------

(1)  Investment in common stock written down to estimated fair value.

         The following table sets forth the carrying values, market values and average yields for the Bank's debt security portfolio by maturity, call date or repricing date, whichever is first, at September 30, 1997.

                                                Less than One Year            One to Five Years        Total Investment Portfolio
                                             ----------------------------  ---------------------------- ----------------------------
                                             Carrying   Market   Average   Carrying   Market   Average  Carrying   Market    Average
                                              Value     Value     Yield     Value     Value     Yield     Value     Value     Yield
                                             -------   -------   --------  -------   -------   --------  -------   -------   -------
                                                                             (Dollars in thousands)
Debt securities:
U.S. Government
  agency securities .....................    $61,650    $61,455    7.06%    $7,760    $7,768    7.18%    $69,410    $69,223    7.08%
                                             -------    -------    ----     ------    ------    ----     -------    -------    ----
  Total .................................    $61,650    $61,455    7.06%    $7,760    $7,768    7.18%    $69,410    $69,223    7.08%
                                             =======    =======    ====     ======    ======    ====     =======    =======    ====


Sources of Funds

     General. The Bank's lending and investment activities are predominantly funded by savings deposits, interest and principal payments on loans and other investments, FHLB advances, other borrowings and proceeds from the maturities of securities.

     Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. In addition to the standard certificates of deposit, the Bank has designed special flexible certificates of deposit ("CDs") to accommodate its customers. The Bank also offers the Silver Certificate of Deposit to all direct deposit customers 62 years of age or older. This twelve month time deposit pays a bonus rate of 1/8 of 1% (.125%) over the standard twelve month time deposit and allows one withdrawal of principal per quarter without an early withdrawal penalty. As of September 30, 1997, Silver Certificates of Deposit represented $16.9 million, or 14.9% of certificates outstanding. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract new and retain existing deposits.

     On February 24, 1995, the Bank consummated the purchase of certain deposit liabilities from the East New York Savings Bank and consolidated these deposit liabilities into the Bank's Greenpoint, Brooklyn branch. Deposits totaling $14.8 million were acquired, for which the Bank paid a premium of $127,000. The transaction was accounted for under the purchase method of accounting.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                     For the Years Ended September 30,
                                                -------------------------------------------
                                                  1997           1996               1995
                                                --------       ---------           --------
                                                           (In thousands)
Deposits...............................         $313,206        $267,595           $264,455(1)
Withdrawals............................          310,797         258,815            224,272
                                                --------       ---------           --------
Net increase (decrease) before interest
credited...............................            2,409           8,780             40,183
Interest credited......................            8,102           7,612              6,127
                                                --------       ---------           --------
Net increase (decrease) in deposits....         $ 10,511        $ 16,392           $ 46,310
                                                ========        ========           ========

----------

(1)  Includes $14.8 million of deposits purchased in February 1995.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1997.


Maturity Period:                                                (In thousands)

Three months or less..........................................     $ 2,357
Over three through six months.................................       1,231
Over six through 12 months....................................       2,122
Over 12 months................................................       5,806
                                                                   -------
      Total...................................................     $11,516
                                                                   =======

     The following table sets forth the distribution of the Bank's deposit accounts at September 30, 1997, 1996 and 1995 and the weighted average nominal interest rates on each category of deposits presented at September 30, 1997, 1996 and 1995.

                                                            1997                        1996                        1995
                                                 ---------------------------- --------------------------- --------------------------
                                                                     Weighted                    Weighted                   Weighted
                                                                      Average                     Average                    Average
                                                 Percent   Amount      Rate   Percent    Amount     Rate   Percent    Amount    Rate
                                                 -------   ------      ----   -------    ------     ----   -------    ------    ----
                                                                               (Dollars in thousands)
Non-interest-bearing demand .................     4.72%   $ 10,089     0.00%   3.52%   $  7,156   0.00%     1.98%   $  3,688   0.00%
Interest-bearing demand .....................     7.22      15,399     2.17    9.18      18,622   2.18      8.91      16,623   2.29
Savings and club ............................    34.73      74,109     2.20   36.52      74,084   2.11     41.49      77,370   2.44
Certificates of deposit .....................    53.33     113,797     5.80   50.78     103,022   5.85     47.62      88,811   5.98
                                                ------    --------           ------    --------           ------               ----
     Total deposits .........................   100.00%   $213,394     4.01% 100.00%   $202,884   3.94%   100.00%   $186,492   4.06%
                                                ======    ========           ======    ========           ======               ====



     The following table presents the amount of the Bank's certificates of deposit outstanding, based upon weighted-average rate categories, at September 30, 1997, 1996 and 1995, based upon contractual periods to maturity, at September 30, 1997.

                                                Period to Maturity from September 30, 1997                At September 30,
                                      ------------------------------------------------------------   -------------------------------
                                      Less Than    One to     Two to    Three to   Four to  After
                                         One         Two       Three      Four      Five    Five
                                         Year       Years      Years      Years     Years   Years     1997         1996        1995
                                        -------    -------    -------    ------    ------   -----    --------    --------    -------
                                                                         (In thousands)
Certificate accounts:
 3.00% to 3.99% ....................    $    45    $  --      $  --      $ --      $ --      $--     $     45    $    163    $ 1,121
 4.00% to 4.99% ....................     12,088         43         17      --        --       --       12,148      24,776     10,896
 5.00% to 5.99% ....................     59,167     11,587      1,224       761       317     --       73,056      50,468     36,702
 6.00% to 6.99% ....................      1,676      2,979      1,970     2,173     3,356     179      12,333      10,685     23,712
 7.00% to 7.99% ....................        224       --       10,917     5,020      --       --       16,161      16,879     16,313
 8.00% to 8.99% ....................       --         --         --          54      --       --           54          51         67
                                        -------    -------    -------    ------    ------    ----    --------    --------    -------
    Total ..........................    $73,200    $14,609    $14,128    $8,008    $3,673    $179    $113,797    $103,022    $88,811
                                        =======    =======    =======    ======    ======    ====    ========    ========    =======

Borrowings

     Advances From Federal Home Loan Bank of New York. In the past and from time to time, the Bank has obtained fixed-rate advances from the Federal Home Loan Bank of New York ("FHLB") as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB advances are generally secured by the Bank's mortgage loans and the Bank's investment in the stock of the FHLB. In addition, the Bank has available an overnight line of credit with the FHLB, subject to the terms and conditions of the lender's overnight advance program, in the amount of $39.6 million. Advances under this line of credit, which expires on December 22, 1997, are made for one-day periods. As of September 30, 1997, advances were secured by stock of Federal Home Loan Bank in the amount of $1.8 million and mortgage loans with an unpaid balance of $34.3 million. Information concerning advances from FHLB are summarized as follows:

                                                                                       September 30,
                                                    Interest       ---------------------------------------------------
                 Maturity                             Rate              1997              1996               1995
------------------------------------------        -------------    -------------    --------------    ----------------
                                                                                       (In thousands)
Overnight advances due
  October 1995............................            6.625%           $   --            $   --              $5,375
Overnight advances due
  October 1996............................            6.125%               --               525                  --
Notes maturing in
  February 1997...........................            5.133%               --             1,200                  --
Notes maturing in
  December 1997...........................            5.597%            2,000             2,000                  --
Notes maturing in
  December 1998...........................            5.670%            6,000             6,000                  --
                                                                       ------            ------              ------
                                                                       $8,000            $9,725              $5,375
                                                                       ======            ======              ======

     Securities Sold Under Agreements to Repurchase. Borrowings under reverse repurchase agreements involve the delivery of investment securities to broker-dealers who arrange the transactions. The securities remain registered in the name of the Bank, and are returned to the Bank upon the maturities of the agreements.

                                                                                       September 30,
                                                    Interest       ---------------------------------------------------
                 Maturity                             Rate              1997              1996               1995
------------------------------------------        -------------    -------------    --------------    ----------------
                                                                                    (In thousands)

November 1995                                        5.78%          $  --             $  --               $5,112
January 1996                                         5.75%             --                --                2,014
December 1996                                        5.44%             --              14,046               --
December 2001                                        5.291%           5,000              --                 --
May 2002                                             5.813%          10,000              --                 --
August 2002                                          5.62%           10,000              --                 --
                                                                     -------           -------             ------
                                                                     $25,000           $14,046             $7,126
                                                                     =======           =======             ======


     At September 30, 1997, these borrowings are callable or will reprice within two years and at periodic intervals thereafter.

     Information concerning borrowings collateralized by securities sold under agreements to repurchase is summarized as follows:

                                                                    Year Ended September 30,
                                             ----------------------------------------------------------------------
                                                    1997                    1996                     1995
                                             -------------------    --------------------   ------------------------
                                                                         (In thousands)
Average balance during
  the year................................        $12,010                  $8,228                  $1,876
Average interest rate
  during the year.........................          5.53%                   5.70%                   6.01%
Maximum month end
   balance during the year................         25,000                  15,064                  $9,229
Investment securities underlying the
  agreement at year end:
         Carrying value...................        $28,545                 $15,120                  $6,988
         Estimated market value...........        $28,427                 $14,520                  $7,047

Treasury Tax and Loan Account Borrowings

     At September 30, 1997 and 1996, the Bank had borrowings from the Federal Reserve Bank of New York under the Treasury Tax and Depository program in the amount of $20.0 million and $9.9 million, respectively, at an interest rate of 5.41% and 5.20%, respectively, per annum payable on demand. These borrowings are secured by investment securities with a carrying value of $22.2 million and $11.0 million and fair value of $21.2 million and $10.6 million, respectively.

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

     842 Manhattan Avenue Corp. 842 Manhattan Avenue, a wholly-owned subsidiary of the Company, was incorporated in October, 1995, for the purpose of holding a Bank owned property for lease. At September 30, 1997, this subsidiary's investment consists of the building located at 842 Manhattan Avenue, Greenpoint, Brooklyn.

     FinFed Funding Ltd. FinFed Funding Ltd., a wholly-owned subsidiary of the Bank, was incorporated in March 1985. It serves as a conduit for funding investments through the Bank's real estate development subsidiary. As of September 30, 1997, the subsidiary is inactive.

     FinFed Development Corp. This wholly-owned subsidiary of the Bank was incorporated in May 1985 for the purpose of participating as a general partner in a real estate joint venture, AFT Associates, with another New York City metropolitan area financial institution and a local real estate developer. In
May 1985, AFT Associates acquired a parcel of land for the development of approximately 400 lots designated for both detached residences and condominiums. In July 1996, AFT Associates received the required approvals necessary to develop the land for resale. FinFed Development Corp. has invested $3.4 million, which represents 37.5% of the capital and loans from partners of the joint venture at September 30, 1997. The subsidiary has a one-third interest in any profits realized from the sale of the developed property. The investment in AFT Associates has been classified as substandard. Furthermore, based upon a current appraisal of the value of real estate owned by the joint venture, an additional $43,000 in provisions for losses on investment in real estate were established for the fiscal year ended September 30, 1997.

     FS Agency Inc. This wholly-owned subsidiary of the Bank was formed in August 1988 as a conduit to the Bank for commissions on the sale of tax deferred annuities and life insurance. As of September 30, 1997, its total assets were $30,000.

     At September 30, 1997, the Bank's loans to and investments in one of its wholly owned subsidiaries, FS Agency Inc., were not subject to the deduction from capital in accordance with FIRREA. However, the Bank's other wholly owned subsidiaries, FinFed Funding Ltd. and FinFed Development Corp. are, or have been, engaged in real estate development activities that are not permitted for a national bank, and thus are subject to the general rule requiring the Bank's loans to and investments in the subsidiaries to be deducted from capital.

Year 2000 Compliance

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995). The Company is in the process of implementing a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business.

Personnel

     As of September 30, 1997 the Bank had 55 full-time employees and 6 part-time employees.

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

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

     The following table presents the Bank's capital position at September 30, 1997 relative to fully phased-in regulatory requirements. For a description of the Bank's delayed phase-in schedule, see "Business of the Bank - Subsidiary and Joint Venture Activities."

                                                                                         Capital
                                                            Excess          ---------------------------------
                         Actual           Required        (Deficiency)          Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)
Tangible............     $21,144          $4,395             $16,749            7.22%             1.50%
Core (Leverage).....      21,144          $8,790             $12,354            7.22%             3.00%
Risk-based..........      22,324          $9,548             $12,776           18.71%             8.00%

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

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special

Assessment of $1,115,000 was recognized by the Bank as an expense during the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.1 million on a pre-tax basis and $598,000 on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for FICO payments of 1.3 basis points, while SAIF deposits paid 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. However, SAIF members continued to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $387,065, exclusive of the $1,115,000 or 65.7 basis points one-time SAIF special assessment.

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

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and the SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. A bill recently reported by the House Banking Committee would require federal thrifts to become national banks or state banks or savings banks within two years after enactment or they would, by operation of law, become national banks. A national bank resulting from a converted federal thrift could continue to engage in activities, including holding any assets, in which it was lawfully engaged on the day before the date of enactment. Branches operated on the day before enactment could be retained regardless of their permissibility for national banks. Subject to a grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies. The grandfathering could be lost under certain circumstances, such as a change in control of the holding company. The legislative proposal would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be
enacted  or,  given  such  uncertainty,   determine  the  extent  to  which  the
legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1997, the Bank's limit on loans to one borrower was $3.7 million. At September 30, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.4 million.

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1997, the Bank maintained 82.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1997, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement for fiscal 1997 was 5%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also required each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1997 were 6.1% and 14.9% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. In November 1997, the OTS amended the liquidity requirements to reduce the general requirement from 5% to 4% and eliminated the short-term requirement.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1997 totaled $172,600.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1997, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Effective December 16, 1997, the Federal Reserve has amended the Reserve Requirements as follows: the amount of transaction accounts subject to a reserve requirement ratio of 3% will decrease from $49.3 million to $47.8 million and the amount of reservable liabilities that is exempted from reserve requirements will increase from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a consolidated/unconsolidated basis and the accrual/cash method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service ("IRS") during the last seven years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

     The provisions of the 1996 Act are effective for the Bank's taxable year beginning October 1, 1996, and the Bank is permitted to make additions to bad debt reserves based on experience method only. In addition, the Bank is required to recapture (i.e. take into taxable income) over a six year period or not more than an eight year period if residential loan requirements are met, the excess of the balance of its bad debt reserves as of September 30, 1996 (other than its supplemental reserves for losses on loans) over the balance of such reserves for the base year (i.e. the last year beginning before 1988). Since the percentage of taxable income method for Federal tax bad debt deduction and the corresponding increase in the Federal tax bad debt reserve in excess of the base year has been recorded as temporary differences pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, this change in the tax law had no adverse effect on the Bank's statement of operations.

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

     SAIF Recapitalization Assessment. On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF and spread the obligation for payment of Financial Corporation ('FICO") bonds across all SAIF and Bank Insurance Fund ('BIF") members. The special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $1,115,198 as a result of the special assessment during the year ended September 30,1 996. This legislation eliminated the substantial disparity between the amount that BIF and SAIF members had been paying for deposit insurance premiums.

State and Local Taxation

     New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an amount equal to the greater of (i) 9.0% of "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 3.0% of "alternative entire net income" allocable to New York State, (b) 0.01% of the Bank's assets allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the addition of interest income on state and municipal obligations, the partial exclusion of interest income on certain United States Treasury, New York State, and New York City obligations, and an additional New York State bad debt deduction). The New York State and New York City tax laws have been amended to prevent bad debt recapture as applicable to Federal income taxation, and to permit continued future use of bad debt reserve methods for purposes of determining New York State and New York City tax liabilities. Alternative entire net income is equal to entire net income without certain deductions which are allowable for the calculation of entire net income. New York State also imposes several surcharges on the Franchise Tax on Banking Corporations including a 17.0% Metropolitan Transportation Business Tax Surcharge.

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

Impact of New Accounting Standards

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long lived assets and identifiable intangibles that a company plans to dispose of, other than those that are a part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of noninterest expense. The Company adopted SFAS No. 121 on January 1, 1996. Management believes that the impact of adoption will not have a material effect on the consolidated financial statements of the Company.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective in 1996. SFAS No. 123 requires that a fair value-based method be used to value employee compensation plans that include stock-based awards. The statement permits a company to recognize compensation expense under SFAS No. 123 or continue to use the prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a footnote to the financial statements the pro forma impact of adoption. The Company will be adopting the disclosure method of the statement.

     In September 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 or in the care of repurchase agreements and similar transactions, occurring after December 31, 1997. Retroactive application of this Statement is not permitted. The Company does not anticipate that the implementation of SFAS No. 125 will have a material impact on its results of operations or financial condition.

     In February 1997, the FASB released SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

     In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this statement will have on the Bank.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted.

Additional Item. Executive Officers Who Are Not Directors

     The following table sets forth certain information regarding executive officers of the Company, at September 30, 1997, who are not also directors.

     Name                  Age                  Position Held
--------------------------------------------------------------------------------

P. James O'Gorman          38        Executive Vice President, Chief Financial
                                     Officer and Treasurer
Robert E. Adamec           54        Senior Vice President and Corporate
                                     Secretary
Valerie M. Swaya           31        Vice President and Chief Administrative
                                     Officer


     P. James O'Gorman. Mr. O'Gorman joined the Bank in 1990 as Controller. In March 1991, he was promoted to Treasurer of the Bank. From November 1993 to March 1994, Mr. O'Gorman served as Vice President and Treasurer of the Bank until March 1994, when Mr. O'Gorman was named Senior Vice President, Chief Financial Officer and Treasurer of the Bank. Mr. O'Gorman is a Certified Public Accountant.

     Robert E. Adamec. Mr. Adamec has been employed with the Bank since July 1990. From October 1990 to November 1993, he served as Vice President of the Bank. In November 1993, Mr. Adamec was elected Senior Vice President and Corporate Secretary of the Bank.

     Valerie M. Swaya. Ms. Swaya has been employed by the Bank since October 1994. In January 1995, Ms. Swaya was named Vice President, Investor Relations and Compliance. In March 1997, Ms. Swaya was promoted to Chief Administrative Officer. Prior to October 1994, Ms. Swaya was an Examiner for the Office of Thrift Supervision.

Item 2. Properties

     The Bank conducts its business through its main office and four full-service branch offices. Loan originations are processed at the main office. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                   Lease                  Net
                                                               Date           Expiration Date          Book Value
                                             Owned/        Acquired or           Including           September 30,
               Location                      Leased           Leased              Options                 1997
--------------------------------------     -----------    --------------    -------------------    ------------------
                                                                                                     (In thousands)
Main Office:
   Long Island City
   42-25 Queens Boulevard.............        Owned            1962                 --                  $   570
Branches:
   Long Island City
   45-14 46th Street..................       Leased            1976                2001                       7
   Jackson Heights
   75-23 37th Avenue..................       Leased            1990                2005                     189
   Flushing
   59-23 Main Street..................       Leased            1974                1999                     250
   Brooklyn
   814 Manhattan Avenue...............        Owned            1995                 --                    1,055
                                                                                                          -----

Total                                                                                                    $2,071
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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

     Information relating to the market for Registrant's common stock and related stockholder matters appears under Common Stock Information in the Registrant's 1997 Annual Report to Stockholders on the inside back cover and is incorporated herein by reference.

Item 6. Selected Financial Data

     The selected financial data appears under Selected Consolidated Financial and Other Data of the Company in the Registrant's 1997 Annual Report to Stockholders on pages 6 through 7 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1997 Annual Report to Stockholders on pages 8 through 15 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and related notes thereto of Financial Bancorp, Inc. and its subsidiaries, together with the report thereon by Radics & Co., LLC, appears in the Registrant's 1997 Annual Report to Stockholders on pages 16 through 40 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held January 22, 1998 pages 5 through 6.

Item 11. Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 22, 1998 at pages 7 through 9 and 13 through 15, excluding the Compensation Committee Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 22, 1998 at pages 5 through 7.

Item 13. Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 22, 1998 at page 17.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

     (a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of Financial Bancorp, Inc. are incorporated by reference to the indicated pages of the 1997 Annual Report to Stockholders.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report............................................... 40

Consolidated Statements of Financial Condition as of
         September 30, 1997 and 1996....................................... 16

Consolidated Statements of Income for Each of the Years in
         the Three-Year Period Ended September 30, 1997.................... 17

Consolidated Statements of Changes in Stockholders' Equity for Each
         of the Years in the Three-Year Period Ended September 30, 1997.... 20

Consolidated Statements of Cash Flows for Each
         of the Years in the Three-Year Period Ended September 30, 1997.... 18

Notes to Consolidated Financial Statements................................. 21

The remaining information appearing in the 1997 Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

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

10.1      Financial Federal Savings Bank Recognition and Retention Plan**

10.2      Financial Bancorp, Inc. 1995 Incentive Stock Option Plan***

10.3      Financial Bancorp, Inc. 1995 Stock Option Plan for Outside Directors**

10.4 Financial Savings and Loan Association Employee Stock Ownership Plan and Trust*

10.5 Amended and Restated Salary and Benefits Continuation Agreement between Financial Bancorp, Inc., Financial Federal Savings Bank and Frank S. Latawiec (filed herewith)

10.6 Salary and Benefits Continuation Agreement between Financial Bancorp, Inc., Financial Federal Savings Bank and Valerie M. Swaya (filed herewith)

10.7 Employment Agreement between Financial Federal Savings and Loan Association and P. James O'Gorman****

10.8 Employment Agreement between Financial Federal Savings and Loan Association and Robert E. Adamec****

10.9 Employment Agreement between Financial Bancorp, Inc. and P. James O'Gorman****

10.10 Employment Agreement between Financial Bancorp, Inc. and Robert E. Adamec****

10.11 Financial Federal Savings and Loan Association Outside Directors' Consultation and Retirement Plan*

11.0      Computation of earnings per share (filed herewith)

13.0 Annual Report to Stockholders for the year ended September 30, 1997 (filed herewith)

21.0      Subsidiary   information  is  incorporated   herein  by  reference  to
          "Subsidiaries"

23.0      Consent of Radics & Co., LLC (filed herewith)

27.0      Financial  Data Schedule

99.0      Proxy Statement for 1998 Annual Meeting (filed herewith)

----------

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 18, 1994, Registration No. 33-76664.

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

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINANCIAL BANCORP, INC.

                                            By: /s/ Frank S. Latawiec
                                               -------------------------------
                                                 Frank S. Latawiec
                                                 President, Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

           Name               Title                                       Date
           ----               -----                                       ----
/s/Frank S. Latawiec          President, Chief Executive           December 31, 1997
------------------------
Frank S. Latawiec             Officer and Director
                              (Principal Executive Officer)

/s/P. James O'Gorman          Executive Vice President, Chief      December 31, 1997
------------------------
P. James O'Gorman             Financial Officer and Treasurer
                              (Principal Accounting Officer)

/s/Peter S. Russo             Chairman of the Board                December 31, 1997
------------------------
Peter S. Russo

/s/Dominick L. Segrete        Director                             December 31, 1997
------------------------
Dominick L. Segrete

/s/Richard J. Hickey          Director                             December 31, 1997
------------------------
Richard J. Hickey

/s/Raymond M. Calamari        Director                             December 31, 1997
------------------------
Raymond M. Calamari