Form 10-Q
period 1997-12-31
FINANCIAL BANCORP INC
filed 1998-02-17
CIK 855932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------
                        or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

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

                                  (718) 729-5002
                                   -------------
                  (Registrant's telephone number, including area code)

                                  Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          (1)  X    Yes        No
                                                      ------      -----
                                                   (2)   X  Yes         No
                                                      ------      -----


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      There were 1,709,700 shares of the Registrant's common stock outstanding as of February 13, 1998.
      -----------------

                             FINANCIAL BANCORP, INC.
                                   Form 10-Q
                                     Index

Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of December 31, 1997 (Unaudited) and September 30, 1997    3


           Consolidated Statements of Income for the
           Three Months ended December 31, 1997 and 1996 (Unaudited)     4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Three Months
           ended December 31, 1997 (Unaudited)                           5

           Consolidated Statements of Cash Flows for the
           Three Months ended December 31, 1997 and 1996 (Unaudited)     6-7

           Notes to Consolidated Financial Statements                    8-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    18

Part II - Other Information
---------------------------

Item 1.    Legal Proceedings                                             19

Item 2.    Changes in Securities
             Not applicable.                                             19

Item 3.    Defaults Upon Senior Securities
             Not applicable.                                             19

Item 4.    Submission of Matters to a Vote of Security
           Holders
             Not applicable.                                             19

Item 5.    Other Information                                             19


Item 6.    Exhibits and Reports on Form 8-K                              19

           Signature Page                                                20

           Exhibits
           Exhibit 11:  Computation of per share earnings

           Exhibit 27:  Financial Data Schedule

                                          Financial Bancorp, Inc.
                                              And Subsidiaries
                               Consolidated Statements of Financial Condition

                                                                                       December 31,   September 30,
                                                                                           1997           1997
                                                                                     -------------- ---------------
                                                                                        (Unaudited)
Assets
------

Cash and amounts due from depository institutions                                        $2,546,481     $2,738,392
Federal funds sold                                                                       13,250,000     10,650,000
                                                                                     -------------- --------------
    Total cash and cash equivalents                                                      15,796,481     13,388,392

Investment securities available for sale                                                    736,000        730,750
Investment securities held to maturity, net; estimated fair value of $54,959,000 and
  $69,223,000 at December 31, 1997 and September 30, 1997, respectively                  54,872,376     69,410,103
Mortgage-backed securities available for sale                                            30,018,650      9,357,048
Mortgage-backed securities held to maturity, net; estimated fair value of $36,751,000
  and $39,129,000 at December 31, 1997 and September 30, 1997, respectively              36,222,302     38,521,050
Loans receivable, net                                                                   158,610,973    153,291,828
Real estate owned, net                                                                      600,423        471,417
Investments in real estate, net                                                           3,560,397      3,543,453
Premises and equipment, net                                                               2,372,731      2,431,570
Federal Home Loan Bank of New York stock, at cost                                         1,845,000      1,845,000
Accrued interest receivable, net                                                          2,049,275      2,248,578
Other assets                                                                              1,562,981      1,716,727
                                                                                     -------------- --------------
    Total assets                                                                       $308,247,589   $296,955,916
                                                                                     ============== ==============

Liabilities and stockholders' equity
------------------------------------

Deposits                                                                               $219,640,479   $213,394,282
Advance payments by borrowers for taxes and insurance                                     1,128,004      1,267,896
Advances from Federal Home Loan Bank of New York                                          6,000,000      8,000,000
Securities sold under agreements to repurchase                                           32,000,000     25,000,000
Treasury tax and loan account and other short term borrowings                            18,792,712     20,000,000
Other liabilities                                                                         3,155,642      2,437,504
                                                                                     -------------- --------------
    Total liabilities                                                                   280,716,837    270,099,682
                                                                                     -------------- --------------
Stockholders' equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued,
   1,709,700 shares outstanding at December 31, 1997 and
   at September 30, 1997                                                                     21,850         21,850
Additional paid-in capital                                                               20,296,007     20,239,758
Retained earnings - substantially restricted                                             14,651,260     14,111,882
Common stock acquried by Employee Stock Ownership Plan (ESOP)                              (971,102)    (1,011,566)
Common stock acquired by Recognition & Retention Plan (RRP)                                (283,888)      (317,955)
Unrealized gain on securities available for sale, net of income taxes                        95,964         91,604
Treasury stock, at cost; 475,300 shares at December 31, 1997 and
   at September 30, 1997                                                                 (6,279,339)    (6,279,339)
                                                                                     -------------- --------------
  Total stockholders' equity                                                             27,530,752     26,856,234
                                                                                     -------------- --------------
  Total liabilities and stockholders' equity                                           $308,247,589   $296,955,916
                                                                                     ============== ==============

See accompanying notes to consolidated financial statements


                                     Financial Bancorp, Inc.
                                        And Subsidiaries
                                Consolidated Statements of Income
                                           (Unaudited)

                                                                              Three Months Ended
                                                                         ----------------------------
                                                                                  December 31,
                                                                         ----------------------------
                                                                              1997            1996
                                                                         ------------    ------------

Interest income:
   Loans                                                                   $3,200,084      $2,899,293
   Mortgage-backed securities                                                 983,736         955,509
   Investments and other interest-earning assets                            1,051,546       1,041,882
   Federal funds sold                                                          82,954          15,789
                                                                         ------------    ------------
          Total interest income                                             5,318,320       4,912,473
                                                                         ------------    ------------

Interest expense:
   Deposits                                                                 2,196,188       1,981,214
   Borrowings                                                                 605,994         476,765
                                                                         ------------    ------------
          Total interest expense                                            2,802,182       2,457,979

Net interest income                                                         2,516,138       2,454,494
Provision for loan losses                                                     109,650          99,600
                                                                         ------------    ------------
Net interest income after provision for loan losses                         2,406,488       2,354,894
                                                                         ------------    ------------

Non-interest income (loss):
   Fees and service charges                                                   149,634         131,280
   Gain on sale of investment securities                                            0          26,353
   Gain (loss) from real estate operations                                     13,824         (28,053)
   Miscellaneous                                                               19,242          10,629
                                                                         ------------    ------------
          Total non-interest income                                           182,700         140,209
                                                                         ------------    ------------

Non-interest expenses:
   Salaries and employee benefits                                             705,350         742,047
   Net occupancy expense of premises                                          122,129         132,511
   Equipment                                                                  169,380         150,346
   Advertising                                                                 38,867           9,587
   Loss from real estate owned                                                 16,422          18,384
   Federal insurance premium                                                   30,403          81,772
   Miscellaneous                                                              273,102         250,043
                                                                         ------------    ------------
          Total non-interest expenses                                       1,355,653       1,384,690
                                                                         ------------    ------------

Income before income taxes                                                  1,233,535       1,110,413
Income taxes                                                                  533,982         516,974
                                                                         ------------    ------------

Net income                                                                   $699,553        $593,439
                                                                         ============    ============

Net income per common share:
   Basic                                                                        $0.43           $0.36
                                                                         ============    ============
   Diluted                                                                      $0.42           $0.35
                                                                         ============    ============




See accompanying notes to consolidated financial statements.


                                                Financial Bancorp, Inc.
                                                   And Subsidiaries
                                Consolidated Statements of Changes in Stockholder Equity
                                                      (Unaudited)


                                                                                                Unrealized
                                                                                                 Gain on
                                                           Retained       Common       Common   Securities
                                            Additional    Earnings -      Stock        Stock   Available For
                                   Common     Paid-in    Substantially   Acquired     Acquired Sale, Net of   Treasury
                                   Stock      Capital     Restricted     By ESOP       By RRP  Income Taxes    Stock       Total
                                  --------  ----------   -------------   --------     -------- ------------    -----     --------

Balance at September 30, 1997     $21,850   $20,239,758   $14,111,882  $(1,011,566)   $(317,955)  $91,604  $(6,279,339) $26,856,234

Net Income for the three months
     ended December 31, 1997            -             -       699,553            -            -         -            -      699,553

Amortization relating to
   allocation of ESOP stock and
   earned portion of RRP stock          -        56,249             -       40,464       34,067         -            -     $130,780

Unrealized gain on
  securities available for sale         -             -             -            -            -     4,360            -       $4,360

Cash dividends paid on common           -             -      (160,175)           -            -         -            -     (160,175)
stock

Balance at December 31, 1997      $21,850   $20,296,007   $14,651,260    $(971,102)   $(283,888)  $95,964  $(6,279,339) $27,530,752
                                =========  ============  ============   ==========   ==========  ========  ============  ===========




See accompanying notes to consolidated financial statements.


                                   Financial Bancorp, Inc.
                                       And Subsidiaries
                            Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                              Three Months Ended
                                                                          --------------------------
                                                                                  December 31,
                                                                          --------------------------
                                                                             1997           1996
                                                                          -----------     ----------

Cash flow from operating activities:
  Net income                                                               $699,553        $593,439
  Adjustments to reconcile net income to net cash
    provided by operating activities
  (Gain) on sale of investment securities                                         0         (26,353)
  Net accretion of discounts on investment securities                       (52,273)        (49,779)
  Net amortization of premiums on mortgage-backed securities                 18,594           8,559
  Accretion of deferred loan fees and discounts                             (25,768)        (23,136)
  Amortization of intangibles                                                 4,261           4,261
  Depreciation                                                               72,890          75,877
  Provision for loan losses                                                 109,650          99,600
  Provision for losses on real estate owned                                       0          15,482
  Cost of ESOP and RRP                                                      130,780          92,496
  Deferred income taxes                                                           0         127,426
  Decrease in accrued interest receivable, net                              199,303         139,003
  Increase in income taxes payable                                          418,463         206,276
  (Increase) decrease in other assets                                       (71,894)       (342,869)
  Increase (decrease) in other liabilities                                  517,628      (1,578,772)
                                                                      -------------    ------------
   Net cash provided by operating activities                              2,021,187        (658,490)
                                                                      -------------    ------------

Cash flows from investing activities:
  Purchases of investment securities available for sale                           0      (8,840,000)
  Purchases of investment securities held to maturity                    (7,250,000)              0
  Proceeds from sales of investment securities available for sale                 0       2,947,031
  Proceeds from maturities of investment securities                      21,840,000      15,000,000
  Purchases of mortgage-backed securities available for sale            (21,719,234)              0
  Proceeds from principal repayments on mortgage-backed securities        3,340,322       2,156,126
  Loan originations, net of repayments                                   (5,532,033)     (5,244,006)
  Additions to premises and equipment                                       (10,995)        (43,837)
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                           0         143,928
  Purchase of Federal Home Loan Bank of N.Y. stock                                0         (14,000)
  Net (increase)  decrease in investments in real estate                    (20,000)         25,000
                                                                      -------------    ------------
   Net cash provided by investing activities                             (9,351,940)      6,130,242
                                                                      -------------    ------------






See accompanying notes to consolidated financial statements.


                                   Financial Bancorp, Inc.
                                      And Subsidiaries
                      Consolidated Statements of Cash Flows (Continued)
                                        (Unaudited)

                                                                              Three Months Ended
                                                                        ----------------------------
                                                                                 December 31,
                                                                        ----------------------------
                                                                             1997            1996
                                                                        ------------     -----------

Cash flows from financing activities:
  Net increase in deposits                                               $6,246,197        $616,049
  Proceeds from FHLB of NY advances                                               0       2,800,000
  Repayments of FHLB of NY advances                                      (2,000,000)              0
  Net (decrease) increase in short-term borrowings from FHLB of NY                0       (525,000)
  Proceeds from reverse repurchase agreements                             7,000,000               0
  Repayments of reverse repurchase agreements                                     0               0
  Net (decrease) increase in treasury tax account borrowings             (1,207,288)     (8,920,102)
  (Decrease) increase in advance payments by
   borrowers for taxes and insurance                                       (139,892)       (191,699)
  Dividends paid                                                           (160,175)       (123,982)
  Reissuance of treasury stock                                                    0          38,365
  Purchase of treasury stock                                                      0        (663,938)
                                                                        -----------    ------------
     Net cash provided by financing activities                            9,738,842      (6,970,307)


Net increase (decrease) in cash and cash equivalents                      2,408,089      (1,498,555)
Cash and cash equivalents - beginning                                    13,388,392       5,102,223
                                                                        -----------    ------------
Cash and cash equivalents - ending                                      $15,796,481      $3,603,668
                                                                        ===========    ============

Supplemental schedule of noncash investing and
  financing activities:
  Loans transferred to real estate owned                                   $129,006              $0
                                                                        ===========    ============


 Unrealized (loss) gain on securities available for sale                     $7,786         $61,906
 Deferred income taxes                                                       (3,426)        (27,238)
                                                                        -----------    ------------
                                                                             $4,360         $34,668
                                                                        ===========    ============

Supplemental  disclosures  of cash flow  information:
  Cash paid (net of refunds received) during the year for:
    Federal, state and city income taxes                                    115,519         156,034
                                                                        ===========    ============
   Interest paid on deposits and borrowed funds                          $2,801,826      $2,441,301
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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three months ended December 31, 1996 have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Companies will be required to (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

The foregoing does not constitute a comprehensive summary of all anticipated material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

EARNINGS PER SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Earnings per share data for the quarter ended December 31, 1996 has been restated as the result of the implementation of FAS 128.

INVESTMENT SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at December 31, 1997 and September 30, 1997, respectively.

                                                                  December 31, 1997      September 30, 1997
                                                                  -----------------      ------------------

                                                                Carrying       Fair     Carrying     Fair
                                                                 Value         Value      Value      Value
                                                              -----------   ---------  ----------   --------
                                                                               (in thousands)

Investment Securities:
Available for sale
    Corporate preferred stock                                       $701        $736       $701       $731
    Less: Unrealized gain                                             35           -         30          -
                                                                --------     -------    -------    -------
       Total investment securities available for sale               $736        $736       $731       $731
                                                                ========     =======    =======    =======
 Held to maturity

    U.S. Government and agency obligations                       $54,872       $54,959    $69,410    $69,223
                                                                --------       -------    -------    -------
        Total investment securities held to maturity             $54,872       $54,959    $69,410    $69,223
                                                                ========       =======    =======    =======

MORTGAGE-BACKED SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at December 31, 1997 and September 30, 1997, respectively.

                                                                    December 31, 1997    September 30, 1997
                                                                    -----------------    ------------------

                                                                   Carrying     Fair     Carrying     Fair
                                                                     Value      Value      Value     Value
                                                                   ---------  ---------  --------   --------
                                                                                  (in thousands)

Mortgage-backed securities:

  Available for sale
    FHLMC certificates                                               $17,203    $17,291    $4,422     $4,510
    FNMA certificates                                                 12,680     12,728     4,801      4,847
    Add: Unrealized gain                                                 136          -       134          -
                                                                   ---------  ---------  --------  ---------
      Total mortgage-backed securities available for sale            $30,019    $30,019    $9,357     $9,357
                                                                   =========  =========  ========  =========

  Held to maturity
    GNMA certificates                                                $22,075    $22,437   $23,335    $23,752
    FHLMC certificates                                                10,377     10,540    11,299     11,480
    FNMA certificates                                                  1,881      1,885     1,988      1,998
    Other pass-through certificates                                    1,889      1,889     1,899      1,899
                                                                   ---------  ---------  --------  ---------

      Total mortgage-backed securities held to maturity              $36,222    $36,751   $38,521    $39,129
                                                                   =========  =========  ========  =========


LOANS RECEIVABLE, NET
The following  table sets forth the  composition of the Company's loan portfolio at December 31, 1997 and September 30, 1997, respectively.


                                                  December 31,    September 30,
                                                     1997             1997
                                                  ------------    -------------
                                                         (in thousands)

Real estate mortgages:
     One-to-four family                             $129,120         $126,440
     Equity and second mortgages                       2,577            2,637
     Multi-family                                     13,537           11,779
     Commercial                                       14,427           13,217
                                                 -----------      -----------
                                                     159,661          154,073
                                                 -----------      -----------

Construction/land                                        275              574
                                                 -----------      -----------
Consumer:

     Passbook or certificate                             201              176
     Home improvement                                      3                4
     Student education guaranteed by
       the State of New York                             222              214
     Personal                                             22               23
                                                 -----------      -----------

                                                         448              417
Commercial, including lines of credit                     80               77
                                                 -----------      -----------

          Total loans                                160,464          155,141
                                                 -----------      -----------

Less:  Loans in process                                  109              201
          Allowance for loan losses                    1,526            1,405
          Deferred loan fees and discounts               218              243
                                                 -----------      -----------
                                                       1,853            1,849
                                                 -----------      -----------

          Total loans receivable, net               $158,611         $153,292
                                                 ===========      ===========



ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $29,657,700 at December 31, 1997. The following table sets forth the composition of the Bank's FHLB advances as of December 31, 1997 and September 30, 1997, respectively.



                                                            December 31,         September 30,
                                                                1997                 1997
                                                            ------------         ------------
                                                                      (in thousands)

FHLB advances:
     Fixed rate:
        5.597% due December 1997                                    $0               $2,000
        5.670% due December 1998                                 6,000                6,000
                                                             ---------            ---------
              Total fixed rate                                   6,000                8,000
                                                             ---------            ---------

      Overnight line of credit                                       0                    0
                                                             ---------            ---------

Total FHLB advances                                             $6,000               $8,000
                                                             =========            =========


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by investment securities. The following table sets forth the composition of the Company's borrowings collateralized by securities sold under agreements to repurchase as of December 31, 1997 and September 30, 1997, respectively.


                                                                  December 31,     September 30,
                                                                     1997              1997
                                                                  ------------     -------------
                                                                          (in thousands)

Securities sold under agreements to repurchase:

           5.291% due December 2001, callable December 1997                $0           $5,000
           5.813% due May 2002, callable May 1998                      10,000           10,000
           5.62% due August 2002, callable August 1999                 10,000           10,000
           5.963% due November 2004, callable October 2002              5,000                -
           5.93% due December 2004, callable December 2002              7,000                -
                                                                 ------------      -----------


Total securities sold under agreements to repurchase                  $32,000          $25,000
                                                                 ============      ===========


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

FINANCIAL CONDITION

As of December 31, 1997, the Company's total assets were $308.3 million, representing an $11.3 million, or a 3.8%, increase from $297.0 million as of September 30, 1997. Loans receivable increased by $5.3 million, or 3.5%, to $158.6 million at December 31, 1997, from $153.3 million at September 30, 1997. Mortgage-backed securities, inclusive of available for sale, increased by $18.3 million, or 38.4%, to $66.2 million at December 31, 1997, from $47.9 million at September 30, 1997. The increase in total assets was offset by a $14.5 million, or a 20.7% decreased in investment securities, inclusive of available for sale, to $55.6 million at December 31, 1997, from $70.1 million at September 30, 1997. Asset growth was funded by a $6.2 million, or a 2.9%, increase in deposits to $219.6 million at December 31, 1997, from $213.4 million at September 30, 1997. Furthermore, securities sold under agreements to repurchase increased by $7.0 million, or 28.0%, to $32.0 million at December 31, 1997, from $25.0 million at September 30, 1997, while advances from the FHLB decreased by $2.0 million, or 25.0%, to $6.0 million, at December 31, 1997, as compared to $8.0 million at September 30, 1997. The treasury tax and loan account borrowings decreased by $1.2 million, or 6.0%, to $18.8 million at December 31, 1997, from $20.0 million at September 30, 1997. The increase in deposits and borrowings enabled the Bank to fund new loan originations and to purchase adjustable rate mortgage-backed securities.

Total stockholders' equity was $27.5 million at December 31, 1997, reflecting a $674,518, or 2.5%, increase from $26.8 million at September 30, 1997. The increase in stockholders' equity was the result of earnings, partially offset by the payment of the Company's quarterly cash dividend. At December 31, 1997, the Company had, exclusive of shares repurchased, 1,709,700 common shares outstanding. During the three months ended December 31, 1997, the Company's tangible and stated book value per share of common stock increased by $0.40 and $0.39, respectively, to $16.03 and $16.10, from $15.63 and $15.71, respectively, at September 30, 1997.


Non-performing loans totaled $2.8 million, or 1.75% of total loans at December 31, 1997, as compared to $2.6 million, or 1.69% of total loans at September 30, 1997. At December 31, 1997, non-performing assets totalled $6.8 million, or 2.20% of total assets, as compared to $6.4 million, or 2.17% of total assets as of September 30, 1997. The Company's allowance for loan losses totalled $1.5 million at December 31, 1997, which represents a ratio of allowance for loan losses to non-performing assets and to total loans of 22.52% and 0.95%, respectively, as compared to 21.8% and 0.91%, respectively, as of September 30, 1997.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the three months ended December 31, 1997, totalled $699,553, or diluted earnings per share of $0.42, as compared to net income of $593,439, or diluted earnings per share of $0.35 for the three months ended December 31, 1996. The $106,114, or 17.9% increase, was primarily attributable to a $61,644, or a 2.5% increase in net interest income, a $42,491, or 30.3% increase in non-interest income, and a $29,037, or 2.1% decrease in non-interest expense.

The return on average assets equalled 0.94% for the quarter ended December 31, 1997, as compared to 0.90% for the comparable period in 1996. For the quarter ended December 31, 1997, the Company's return on average equity equalled 10.30%, as compared to 9.21% for the same period in 1996.

Net interest income increased by $61,644, or 2.5%, to $2,516,138 for the quarter ended December 31, 1997, from $2,454,494 for the quarter ended December 31, 1996. The increase in net interest income for the three months ended December 31, 1997 was primarily attributable to the continued leveraging of the balance sheet, utilizing low cost borrowings and deposit growth to fund mortgage loan originations and the purchase of mortgage-backed securities.

As a result, for the quarter ended December 31, 1997, average interest earning assets increased by $28.1 million, or 11.1%, to $281.6 million, from $253.5 million for the quarter ended December 31, 1996. The increase in average interest-earning assets was partially offset by a $21.4 million, or a 9.3% increase in average interest-bearing liabilities to $251.6 million for the quarter ended December 31, 1997, as compared to $230.2 million for the quarter ended December 31, 1996. The average yield on interest-earnings assets was 7.55%, for the quarter ended December 31, 1997, as compared to 7.75% for the same period in 1996, and the average cost of interest-bearing liabilities was 4.44%, for the quarter ended December 31, 1997, as compared to 4.23%, for the same period in 1996.

The Company's net interest margin decreased by 28 basis points to 3.59% for the quarter ended December 31, 1997, as compared to 3.87% for the quarter ended December 31, 1996. The net interest rate spread decreased by 41 basis points to 3.11% for the quarter ended December 31, 1997, from 3.52% from the same period in 1996. The significant decrease in the net interest margin and the net interest rate spread reflects the costs associated with the continued leveraging of the balance sheet and deposit growth in higher cost certificate of deposit accounts. In addition, the declining interest rate environment and overall flattening of the yield curve contributed to $21.8 million of investment securities being called . These callable investment securities were replaced with lower yielding adjustable rate mortgage-backed securities.

The Company's provision for loan losses for the quarter ended December 31, 1997, increased by $10,050, to $109,650, from $99,600 for the quarter ended December 31, 1996. The increase in provisions for loan losses reflects the increase in loan originations and management's on-going effort to maintain adequate allowances.

Non-interest income, for the quarter ended December 31, 1997, increased by $42,491, or 30.3%, to $182,700, as compared to $140,209 for the quarter ended December 31, 1996. This increase is primarily attributable to an $18,354 increase in income realized from additional service fee income from additional demand deposit accounts and automated teller machines (ATM's) related service fees. In addition, the increase in non-interest income is primarily attributable to a decrease in provisions for losses on investments in real estate, in which a subsidiary of the Bank has a one-third interest. The increase in non-interest income was partially offset by a $26,353 decrease in the gain on sale of investment securities to zero for the quarter ended December 31, 1997.

Non-interest expenses decreased $29,037, or 2.1%, to $1,355,653 for the quarter ended December 31, 1997, as compared to $1,384,690 for the same period in 1996. Salaries and employee benefits decreased by $36,697, or 4.9%, to $705,350 for the quarter ended December 31, 1997, from $742,047 for the corresponding period in 1996. The decrease in salaries and employee benefits is primarily attributable to a reduction in costs associated with the Bank's pension and medical plans, offset in part by costs associated with the Company's ESOP plan. For the quarter ended December 31, 1997, occupancy expense decreased by $10,382, or 7.8%, to $122,129, from $132,511 for the quarter ended December 31, 1996. The decrease in occupancy expense is primarily attributable to the additional rental income collected on Bank owned properties. Equipment expense increased by $19,034, or 12.7%, to $169,380 for the quarter ended December 31, 1997, from $150,346 for the same period in 1996. The increase in equipment expense represents costs associated with the Company's data processing service, deposit and check processing servicing fees, automobile and equipment related services and contracts. Advertising expense increased by $29,280, or 305.4%%, to $38,867 for the quarter ended December 31, 1997, from $9,587 for the corresponding period in 1996. The increase in advertising expense is primarily attributable to costs associated with an increase in marketing efforts, in addition to the Bank's 50th anniversary and related gift campaign. The ratio of operating expenses to average assets decreased 27 basis points to 1.80% for the quarter ended December 31, 1997, as compared to 2.07% for the same period last year. The Company has been successful in controlling operating expenses, as evidenced by the efficiency ratio 49.9% for the quarter ended December 31, 1997, as compared to 52.6% for the same period in 1996. For the quarter ended December 31, 1997, income tax expense increased by $17,008, to $533,982, as compared to $516,974 for the same quarter in 1996, as a result of the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of specified liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for December 31, 1997 was 25.50%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

At December 31, 1997, the Bank had outstanding loan commitments to originate mortgage loans of $6.0 million. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and loan purchase commitments. Certificates of deposit, which are scheduled to mature in one-year or less from December 31, 1997 totalled $78.5 million, of which $17.2 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard, a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The capital rules also require each savings institution to maintain capital equal to at least 8.0% of its risk weighted assets. The Bank's tangible capital and core capital totalled $20.0 million, or 6.6% at December 31, 1997, far in excess of the regulatory requirements. The Bank's risk-based capital ratio as of December 31, 1997 was $21.4 million, or 17.9%, also well in excess of the regulatory capital requirement of 8.0%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY ANALYSIS

The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Bank is, however, subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently than its interest-earning assets. The Bank's interest rate risk management policy has been structured to monitor and maintain the Bank's interest rate sensitivity to within Board prescribed limits while attempting to maximize net interest income. In a connection with its interest rate risk management strategy, management has emphasized the origination of shorter-term fixed-rate one- to four-family and mixed-use mortgage loans and the purchase of adjustable rate-mortgage loans, or mortgage-backed securities, along with limiting investment purchases to securities with a final maturity of 5 years or less. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies. This strategy is necessary to reduce the Bank's exposure to interest rate risk. On the liability side, management has closely monitored the pricing of its deposit products, and has made a conscious effort to extend deposit maturities, and secure fixed-rate borrowings when market condition are favorable.

The actual duration of mortgage loans, mortgage-backed securities and callable investment securities can be significantly impacted by changes in mortgage prepayment and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the largest determinants of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

At December 31, 1997, $108.0 million, or 36.5%, of the Bank's interest- earning assets were in adjustable-rate loans and mortgage-backed securities. The Bank's mortgage loan portfolio totalled $158.6 million, of which $62.2 million, or 39.2%, were adjustable-rate loans and $96.5 million, or 60.8% were fixed-rate loans. At December, 31, 1997, the mortgage-backed securities held-to-maturity portfolio totalled $36.2 million, of which $19.8 million, or 54.6% of the mortgage-backed portfolio was adjustable-rate securities and $16.4 million, or 45.4%, was fixed-rate securities. The mortgage-backed securities portfolio classified as available- for-sale totalled $30.0 million, of which $26.0 million, or 86.8%, were adjustable rate securities and $4.0 million, or 13.2%, were fixed-rate securities. During the quarter ended December 31, 1997, the Bank purchased approximately $21.7 million of adjustable rate mortgage-back securities.

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

Item 2. Changes in Securities
          Not applicable.

Item 3. Defaults Upon Senior Securities
           Not applicable.

Item 4. Submission of Matters to a Vote
        of Security-Holders
           Not applicable.

Item 5. Other information

        On January 20, 1998, the Holding Company declared its quarterly cash dividend for the period ended December 31, 1997, of $0.125 per share, payable on February 19, 1998 to stockholders of record on February 5, 1998.

Item 6. (A) Exhibits

      3.1  Certificate of Incorporation of Financial Bancorp, Inc.*
      3.2  Bylaws of Financial Bancorp, Inc.*
      4.0  Stock Certificate of Financial Bancorp, Inc.*
     10.1  Financial Federal Savings Bank Recognition and Retention Plan**
     10.2  Financial Bancorp, Inc. 1995 Incentive Stock Option Plan***
     10.3  Financial Bancorp, Inc. 1995 Stock Option Plan for Outside
           Directors**
     10.4 Financial Savings and Loan Association Employee Stock Ownership Plan and Trust*
     10.5 Amended and Restated Salary and Benefits Continuation Agreement between Financial Bancorp, Inc., Financial Federal Savings Bank and Frank S. Latawiec*****
     10.6 Salary and Benefits Continuation Agreement between Financial Bancorp, Inc., Financial Federal Savings Bank and Valerie M. Swaya *****
     10.7 Employment Agreement between Financial Federal Savings and Loan Association and P. James O'Gorman****
     10.8 Employment Agreement between Financial Federal Savings and Loan Association and Robert E. Adamec****
     10.9  Employment Agreement between Financial Bancorp, Inc. and
           P. James O'Gorman****
     10.10 Employment Agreement between Financial Bancorp, Inc. and
           Robert E. Adamec****
     10.11 Financial Federal Savings and Loan Association Outside Directors' Consultation and Retirement Plan*
     11.0  Computation of earnings per share (filed herewith)
     27.0  Financial Data Schedule (filed herewith)


      --------------------
      * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 18, 1994, Registration No. 33-76664.

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

      ***** Incorporated  herein by reference into this document from the Annual
            Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the SEC on December 29, 1997.

            (B)   Reports on Form 8-K.
                  None

                               SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Financial Bancorp, Inc.
                                          (Registrant)





Date: February 17, 1998             By:   /s/ Frank S. Latawiec
                                          -------------------------
                                          Frank S. Latawiec
                                          President and Chief
                                          Executive Officer




Date: February 17, 1998             By:   /s/ P. James O'Gorman
                                          ----------------------------
                                          P. James O'Gorman
                                          Executive Vice President and
                                          Chief Financial Officer