Form 10-Q
period 1998-03-31
FINANCIAL BANCORP INC
filed 1998-05-14
CIK 855932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                        or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

      There were 1,706,660 shares of the Registrant's common stock outstanding as of May 13, 1998.

                             FINANCIAL BANCORP, INC.
                                    Form 10-Q
                                      Index

Part I - Financial Information                                          Page
------------------------------                                          ----

Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        as of March 31, 1998 (Unaudited) and September 30, 1997           3

        Consolidated Statements of Income for the
        Three and Six Months ended March 31, 1998 and 1997 (Unaudited)    4

        Consolidated Statement of Changes in
        Stockholders' Equity for the Six Months
        ended March 31, 1998 (Unaudited)                                  5

        Consolidated Statements of Cash Flows for the
        Six Months ended March 31, 1998 and 1997 (Unaudited)              6-7

        Notes to Consolidated Financial Statements                        8-12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     13-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk        19

Part II - Other Information
---------------------------

Item 1. Legal Proceedings                                                 20

Item 2. Changes in Securities
           Not applicable.                                                20

Item 3. Defaults Upon Senior Securities
           Not applicable.                                                20

Item 4. Submission of Matters to a Vote of Security
           Holders                                                        20

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21

        Signature Page                                                    22

        Exhibits
        Exhibit 11:  Computation of per share earnings
        Exhibit 27:  Financial Data Schedule

Statements contained in this form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.


                                              FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                March 31,            September 30,
                                                                                                  1998                   1997
                                                                                          ----------------        -----------------
                                                                                               (Unaudited)

Assets
------
Cash and amounts due from depository institutions                                            $  4,026,358            $  2,738,392
Federal funds sold and securities purchased under agreements to resell                         36,000,000              10,650,000
                                                                                          ----------------        ----------------
Total cash and cash equivalents                                                                40,026,358              13,388,392

Investment securities available for sale                                                          737,750                 730,750
Investment securities held to maturity, net; estimated fair value of $26,622,000 and
$69,223,000 at March 31, 1998 and September 30, 1997, respectively                             26,581,892              69,410,103
Mortgage-backed securities available for sale                                                  24,378,833               9,357,048
Mortgage-backed securities held to maturity, net; estimated fair value of $34,456,000
and $39,129,000 at March 31, 1998 and September 30, 1997, respectively                         33,959,457              38,521,050
Loans receivable, net                                                                         172,122,242             153,291,828
Real estate owned, net                                                                            720,074                 471,417
Investments in real estate, net                                                                 3,557,341               3,543,453
Premises and equipment, net                                                                     2,313,808               2,431,570
Federal Home Loan Bank of New York stock, at cost                                               2,110,400               1,845,000
Accrued interest receivable, net                                                                1,724,482               2,248,578
Other assets                                                                                    1,858,274               1,716,727
                                                                                          ----------------        ----------------
Total assets                                                                                 $310,090,911            $296,955,916
                                                                                          ================        ================

Liabilities and Stockholders' Equity
------------------------------------
Deposits                                                                                     $228,616,660            $213,394,282
Advance payments by borrowers for taxes and insurance                                           1,543,894               1,267,896
Advances from Federal Home Loan Bank of New York                                                6,000,000               8,000,000
Securities sold under agreements to repurchase                                                 32,000,000              25,000,000
Treasury tax and loan account and other short term borrowings                                  11,099,658              20,000,000
Other liabilities                                                                               2,787,685               2,437,504
                                                                                          ----------------        ----------------
Total liabilities                                                                             282,047,897             270,099,682
                                                                                          ----------------        ----------------

Stockholders' equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued,
1,706,666  shares outstanding at March 31, 1998 and 1,709,700 outstanding
at September 30, 1997, respectively                                                                21,850                  21,850
Additional paid-in capital                                                                     20,346,388              20,239,758
Retained earnings - substantially restricted                                                   15,188,757              14,111,882
Common stock acquried by Employee Stock Ownership Plan (ESOP)                                    (930,638)             (1,011,566)
Common stock acquired by Recognition & Retention Plan (RRP)                                      (282,888)               (317,955)
Unrealized gain on securities available for sale, net of income taxes                              82,032                  91,604
Treasury stock, at cost; 478,334 shares  at March 31, 1998 and 475,300 shares
at September 30, 1997, respectively                                                            (6,382,487)             (6,279,339)
                                                                                          ----------------        ----------------
Total stockholders' equity                                                                     28,043,014              26,856,234
                                                                                          ----------------        ----------------
Total liabilities and stockholders' equity                                                   $310,090,911            $296,955,916
                                                                                          ================        ================
See accompanying notes to consolidated financial statements


                                             FINANCIAL BANCORP, INC. & SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)


                                                                    Three Months Ended                     Six Months Ended
                                                              -----------------------------        ------------------------------
                                                                         March 31,                           March 31,
                                                              -----------------------------        -----------------------------
                                                                 1998              1997               1998              1997
                                                              -----------       -----------        -----------       -----------

Interest income:
   Loans                                                      $3,241,584        $2,966,415         $6,441,668        $5,865,708
   Mortgage-backed securities                                  1,062,123           970,279          2,045,859         1,925,788
   Investments and other interest-earning assets                 753,142           850,692          1,804,688         1,892,574
   Federal funds sold and securities purchased
        under agreements to resell                               337,927            21,389            420,881            37,178
                                                              ----------        ----------         ----------         ---------
               Total interest income                           5,394,776         4,808,775         10,713,096         9,721,248
                                                              ----------        ----------         ----------         ---------
Interest expense:
   Deposits                                                    2,256,226         1,964,254          4,452,414         3,955,468
   Borrowings                                                    713,828           365,570          1,319,822           842,335
                                                              ----------        ----------         ----------         ---------
               Total interest expense                          2,970,054         2,329,824          5,772,236         4,787,803
                                                              ----------        ----------         ----------         ---------

Net interest income                                            2,424,722         2,478,951          4,940,860         4,933,445
Provision for loan losses                                         85,120            96,000            194,770           195,600
                                                              ----------        ----------         ----------         ---------
Net interest income after provision for loan losses            2,339,602         2,382,951          4,746,090         4,737,845
                                                              ----------        ----------         ----------         ---------
Non-interest income (loss):
   Fees and service charges                                      204,819           136,075            354,453           267,355
   Gain on sale of securities available for sale                  94,462                 0             94,462            26,353
   Gain (loss) from real estate operations                        10,043            26,081             23,867            (1,972)
   Miscellaneous                                                  23,124             8,761             42,366            19,390
                                                              ----------        ----------         ----------         ---------
               Total non-interest income                         332,448           170,917            515,148           311,126
                                                              ----------        ----------         ----------         ---------

Non-interest expenses:
   Salaries and employee benefits                                643,841         1,003,416          1,349,191         1,745,463
   Net occupancy expense of premises                             120,702           138,217            242,831           270,728
   Equipment                                                     177,394           160,999            346,774           311,345
   Advertising                                                    21,849             6,465             60,716            16,052
   Loss from real estate owned                                    15,424           (10,071)            31,846             8,313
   Federal insurance premium                                      30,886            30,456             61,289           112,228
   Miscellaneous                                                 349,573           329,966            622,675           580,009
                                                              ----------        ----------         ----------         ---------
      Total non-interest expenses                              1,359,669         1,659,448          2,715,322         3,044,138
                                                              ----------        ----------         ----------         ---------

Income before income taxes                                     1,312,381           894,420          2,545,916         2,004,833
Income taxes                                                     574,559           314,894          1,108,541           831,868
                                                              ----------        ----------         ----------         ---------

Net income                                                      $737,822          $579,526         $1,437,375        $1,172,965
                                                              ==========        ==========         ==========        ==========

   Basic earnings per share                                        $0.46             $0.35              $0.89             $0.71
                                                              ==========        ==========         ==========        ==========
   Diluted earnings per share                                      $0.44             $0.35              $0.85             $0.70
                                                              ==========        ==========         ==========        ==========

See accompanying notes to consolidated financial statements.


                                                     Financial Bancorp. Inc.
                                                        And Subsidiaries
                                 Consolidated Statements of Changes in Stockholders' Equity
                                                           (Unaudited)


                                                       Retained      Common     Common    Unrealized Gain
                                         Additional   Earnings -     Stock      Stock      on Securities
                                Common    Paid-in   Substantially  Acquired   Acquired  Available For Sale, Treasury
                                Stock     Capital    Restricted    By ESOP     By RRP   Net of Income Taxes  Stock        Total
                              ---------- ----------- -------------  --------  --------  ------------------- --------      -----

Balance at September 30, 1997   $21,850  $20,239,758  $14,111,882 ($1,011,566) ($317,955)      $91,604    ($6,279,339)  $26,856,234

Net Income for the six months
ended March 31, 1998               -          -         1,437,375       -           -             -            -          1,437,375

Purchase of 5,000 shares of
 treasury stock                    -          -             -           -           -             -          (129,375)     (129,375)

Amortization relating to
allocation of ESOP stock
and earned portion of
RRP stock                          -         114,298        -          80,928     35,067          -            -            230,293

Adjustment to valuation reserve
on securities available for sale   -          -             -           -           -           (9,572)        -             (9,572)

Stock issued upon exercise of
 options                           -          (7,668)       -           -           -             -            26,227        18,559

Cash dividends paid on common
 stock                             -          -          (360,500)      -           -             -            -           (360,500)
                                -------  ------------ ------------  ---------- ----------      --------   ------------  ------------
Balance at March 31, 1998       $21,850  $20,346,388  $15,188,757   ($930,638) ($282,888)      $82,032    ($6,382,487)  $28,043,014
                                =======  ============ ============  ========== ==========      ========   ============  ============



See accompanying notes to consolidated financial statements.


                                                         FINANCIAL BANCORP, INC.
                                                            AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                ---------------------------
                                                                                           MARCH 31,
                                                                                ---------------------------
                                                                                    1998            1997
                                                                                -------------    ----------



Cash flow from operating activities:
Net income                                                                       $1,437,375      $1,172,965
Adjustments to reconcile net income to net cash
provided by operating activities
Loss (Gain) on sale of real estate owned                                              3,512           5,411
(Gain) on sale of securities available for sale                                     (94,462)        (26,353)
Net amortization of premiums and accretion
of discounts on investment securities                                              (116,789)        (99,291)
Net amortization of premiums and accretion
of discounts on mortgage-backed securities                                           37,635          17,270
Accretion of deferred loan fees and discounts                                       (68,781)        (57,253)
Depreciation and amortization                                                       141,687         146,132
Provision for loan losses                                                           194,770         195,600
Cost of ESOP and RRP                                                                230,293         196,512
Deferred income taxes                                                                     0          (7,492)
Decrease (increase) in accrued interest receivable, net                             524,096         (47,370)
Decrease (increase) in refundable income taxes                                      119,582        (212,598)
(Increase) in other assets                                                         (253,608)       (183,987)
Increase (decrease) in other liabilities                                            350,181        (833,322)
                                                                              --------------    ------------
Net cash provided by operating activities                                         2,505,491         266,224
                                                                              --------------    ------------

Cash flows from investing activities:
Purchases of investment securities available for sale                                     0      (4,938,672)
Purchases of investment securities  held to maturity                            (16,145,000)     (8,840,000)
Proceeds from sales of investment securities available for sale                           0       2,947,031
Proceeds from maturities and calls of investment securities held to maturity     59,090,000      16,000,000
Purchases of mortgage-backed securities available for sale                      (21,719,234)     (5,046,497)
Proceeds from sale of mortgage-backed securities available for sale               3,797,846               0
Purchase of mortgage-backed securities held to maturity                            (376,553)              0
Proceeds from principal repayments on
mortgage-backed securities                                                        7,870,483       4,924,319
Purchases of mortgage loans                                                     (10,337,077)              0
Loan originations, net of repayments                                             (8,994,840)     (6,945,777)
Additions to premises and equipment                                                 (17,813)       (158,686)
Proceeds from sale of and insurance recoveries
on real estate owned                                                                123,345         276,499
Purchase of Federal Home Loan Bank of N.Y. stock                                   (265,400)        (95,100)
Net (increase) decrease in investments in real estate                               (20,000)          7,000
                                                                              --------------    ------------
Net cash provided by (used in) investing activities                              13,005,757      (1,869,883)
                                                                              --------------    ------------



See accompanying notes to consolidated financial statements.

                                          Financial Bancorp, Inc.
                                             And Subsidiaries
                           Consolidated Statements of Cash Flows (Continued)
                                              (Unaudited)

                                                                                  Six Months Ended
                                                                        -----------------------------------
                                                                                      March 31,
                                                                        -----------------------------------
                                                                             1998                 1997
                                                                        ---------------      --------------


Cash flows from financing activities:
Net increase in deposits                                                $15,222,378             $3,296,021
Repayments of FHLB of NY advances                                        (2,000,000)            (1,725,000)
Proceeds from reverse repurchase agreements                               7,000,000              5,000,000
Repayments of reverse repurchase agreements                                       0            (14,046,000)
Net (decrease) increase in treasury tax
account borrowings                                                       (8,900,342)            10,119,030
Increase in advance payments by
borrowers for taxes and insurance                                           275,998                218,964
Dividends paid                                                             (360,500)              (298,750)
Reissuance of treasury stock                                                 18,559                 38,365
Purchase of treasury stock                                                 (129,375)              (663,938)
                                                                        ------------         --------------
Net cash provided by financing activities                                11,126,718              1,938,692
                                                                        ------------         --------------


Net increase  in cash and cash equivalents                               26,637,966                335,033
Cash and cash equivalents - beginning                                    13,388,392              5,102,223
                                                                        ------------         --------------
Cash and cash equivalents - ending                                      $40,026,358             $5,437,256
                                                                        ============         ==============
Supplemental schedule of noncash investing and
financing activities:
Loans transferred to real estate owned                                     $375,514                     $0
                                                                        ============         ==============
Loans to facilitate sale of real estate owned                                    $0                $96,000
                                                                        ============         ==============

Unrealized loss on securities available for sale                           ($17,093)              ($71,851)
Deferred income taxes                                                         7,521                 31,615
                                                                        ------------         --------------
                                                                            ($9,572)              ($40,236)
                                                                        ============         ==============
Supplemental disclosures of cash flow information:
Cash paid (net of refunds received) during the year for:
Federal, state and city income taxes                                       $988,859             $1,051,957
                                                                        ============         ==============
Interest paid on deposits and borrowed funds                             $5,672,147             $4,790,337
                                                                        ============         ==============



See accompanying notes to consolidated financial statements.

                    FINANCIAL BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Financial Bancorp, Inc. (the "registrant" or the "Company"), its wholly owned subsidiaries, and Financial Federal Savings Bank (the "Bank") a federally chartered stock savings bank and 842 Manhattan Avenue Corp., which manages real property, and the Bank's wholly owned subsidiaries, Finfed Development Corp., which participates in a joint venture for the development of land and sale of lots, Finfed Funding Ltd., which serves as a conduit for funding investments in Finfed Development Corp., and F.S. Agency Inc., which is engaged in the sale of annuities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three and six months ended March 31, 1997 have been reclassified to conform with the current period's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances form nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Companies will be required to (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

The forgoing does not constitute a comprehensive summary of all anticipated material changes of developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

EARNINGS PER SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share data for the three and six months ended March 31, 1997 has been restated as the result of the implementation of SFAS No. 128, "Earnings per Share."

INVESTMENT SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at March 31, 1998 and September 30, 1997, respectively.


                                                            March 31, 1998                September 30, 1997
                                                     -----------------------------   -----------------------------

                                                       Carrying          Fair          Carrying          Fair
                                                         Value           Value           Value           Value
                                                     -------------   -------------   -------------   -------------
                                                                            (in thousands)
Investment Securities:

Available for sale
    FNMA preferred stock                                     $701            $738            $701            $731
    Add:  Unrealized gain                                      37               -              30               -
                                                     -------------   -------------   -------------   -------------
       Total investment securities available for sale        $738            $738            $731            $731
                                                     =============   =============   =============   =============
Held to maturity
    U.S. Government and agency obligations                $23,694         $23,734         $69,410         $69,223
    Corporate debt securities                               2,888           2,888               -               -
                                                     -------------   -------------   -------------   -------------
       Total investment securities held to maturity       $26,582         $26,622         $69,410         $69,223
                                                     =============   =============   =============   =============


MORTGAGE-BACKED SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at March 31, 1998 and September 30, 1997, respectively.


                                                            March 31, 1998                September 30, 1997
                                                    ------------------------------  ------------------------------

                                                      Carrying           Fair         Carrying           Fair
                                                        Value            Value          Value            Value
                                                    -------------    -------------  -------------    -------------
                                                                            (in thousands)
Mortgage-backed securities:
Aailable for sale
    FHLMC certificates                                $13,040          $13,096         $4,422           $4,510
    FNMA certificates                                  11,229           11,283          4,801            4,847
    Add:  Unrealized gain                                 110                -            134                -
                                                    ----------      -----------    -----------      -----------
    Total mortgage-backed securities                  $24,379          $24,379         $9,357           $9,357
     available for sale                             ==========      ===========    ===========      ===========

Held to maturity
    GNMA certificates                                 $20,366          $20,689        $23,335          $23,752
    FHLMC certificates                                  9,680            9,850         11,299           11,480
    FNMA certificates                                   2,035            2,039          1,988            1,998
    Other pass-through certificates                     1,878            1,878          1,899            1,899
                                                    ----------      -----------    -----------      -----------
     Total mortgage-backed securities                 $33,959          $34,456        $38,521          $39,129
       held to maturity                             ==========      ===========    ===========      ===========


LOANS RECEIVABLE, NET
The following table sets forth the composition of the Company's loan portfolio at March 31, 1998 and September 30, 1997, respectively.


                                                           March 31,                    September 30,
                                                             1998                            1997
                                                    -----------------------        ------------------------
                                                                         (in thousands)
Real estate mortgages:
          One- to four-family                                     $140,933                       $126,440
          Equity and second mortgages                                2,742                          2,637
          Multi-family                                              14,141                         11,779
          Commercial                                                15,287                         13,217
                                                    -----------------------        ------------------------
                                                                   173,103                        154,073
                                                    -----------------------        ------------------------

Construction                                                           275                            574
                                                    -----------------------        ------------------------

Consumer:
          Loans on deposit accounts                                    218                            176
          Home improvement                                               2                              4
          Guaranteed student loans                                     238                            214
          Personal                                                      21                             23
                                                    -----------------------        ------------------------
                                                                       479                            417

Commercial, including lines of credit                                   78                             77
                                                    -----------------------        ------------------------

          Total loans                                              173,935                        155,141
                                                    -----------------------        ------------------------

Less:  Loans in process                                                 57                            201
         Allowance for loan losses                                   1,616                          1,405
         Deferred loan fees and discounts                              140                            243
                                                    -----------------------        ------------------------
                                                                     1,813                          1,849
                                                    -----------------------        ------------------------

          Total loans receivable, net                             $172,122                       $153,292
                                                    =======================        ========================

ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $29,657,700 at March 31, 1998. The following table sets forth the composition of the Bank's FHLB advances as of March 31, 1998 and September 30, 1997, respectively.


                                                                    March 31,                September 30,
                                                                       1998                      1997
                                                                ------------------        -------------------
                                                                               (in thousands)
FHLB advances:
          Fixed rate:
               5.597% due December 1997                                        $0                     $2,000
               5.670% due December 1998                                     6,000                      6,000
                                                                ------------------        -------------------
                       Total fixed rate                                     6,000                      8,000
                                                                ------------------        -------------------

          Overnight line of credit                                              -                         -
                                                                ------------------        -------------------

Total FHLB advances                                                        $6,000                     $8,000
                                                                ==================        ===================

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase consist of borrowings collateralized by mortgage-backed and investment securities. The following table sets forth the composition of the Company's borrowings collateralized by securities sold under agreements to repurchase as of March 31, 1998 and September 30, 1997, respectively.


                                                                March 31,         September 30,
                                                                  1998                1997
                                                            ---------------    -----------------
                                                                      (in thousands)
Securities sold under agreements to repurchase:
     5.291% due December 2001, callable December 1997                   $0               $5,000
     5.813% due May 2002, callable May 1998                         10,000               10,000
     5.620% due August 2002, callable August 1999                   10,000               10,000
     5.963% due November 2004, callable October 2002                 5,000                    -
     5.930% due December 2004, callable December 2002                7,000                    -
                                                            ---------------    -----------------
Total securities sold under agreements to repurchase               $32,000              $25,000
                                                            ===============    =================

Item 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

GENERAL

The Company is the holding company for the Bank, which converted to a federally chartered stock savings association on August 17, 1994 and to a federally chartered stock savings bank on October 20, 1994. The Bank is headquartered in Long Island City, New York and operates five full service branches, four in Queens and one in Brooklyn. Deposits of the Bank are insured up to the applicable limits of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Company is listed on The Nasdaq Stock Market under the symbol "FIBC".

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

FINANCIAL CONDITION

As of March 31, 1998, the Company's total assets were $310.1 million, representing a $13.1 million, or 4.4%, increase from $297.0 million at of September 30, 1997. Loans receivable increased by $18.8 million, or 12.3%, to $172.1 million at March 31, 1998, from $153.3 million at September 30, 1997. Mortgage-backed securities, inclusive of available for sale, increased by $10.4 million, or 21.7%, to $58.3 million at March 31, 1998 from $47.9 million at September 30, 1997. The increase in the above assets was offset by a $17.5 million, or 21.7%, decrease in investment securities, inclusive of available for sale and federal funds sold, to $63.3 million at March 31, 1998, from $80.8 million at September 30, 1997. This overall decrease in investment securities and federal funds sold is a direct result of the Bank's callable investment securities held to maturity portfolio experiencing $59.1 million in investment securities being called since September 30, 1997 due to the flattening of the yield curve. The Bank has been redeploying the proceeds of such investment securities into adjustable-rate mortgage loans and other adjustable-rate loan related assets with shorter durations and positive convexity. Asset growth was funded by a $15.2 million, or 7.1%, increase in deposits to $228.6 million at March 31, 1998, from $213.4 million at September 30, 1997. Furthermore, securities sold under agreements to repurchase increased by $7.0 million, or 28.0%, to $32.0 million at March 31, 1998, from $25.0 million at September 30, 1997, while advances from the FHLB decreased by $2.0 million, or 25.0%, to $6.0 million, at March 31, 1998, as compared to $8.0 million at September 30, 1997. The treasury tax and loan account borrowings decreased by $8.9 million, or 44.5%, to $11.1 million at March 31, 1998, from $20.0 million at September 30, 1997. In the aggregate, borrowings as of March 31, 1998 totalled $49.1 million, a reduction of $3.9 million from the $53.0 million outstanding at September 30, 1997. The increase in deposits enabled the Bank to reduce borrowings and to fund new loan originations and to purchase adjustable rate mortgages and mortgage-backed securities.

Total stockholders' equity was $28.0 million at March 31, 1998, reflecting a $1.2 million, or 4.4%, increase from $26.8 million at September 30, 1997. The increase in stockholders' equity was the result of earnings, partially offset by the payment of the Company's quarterly cash dividend. At March 31, 1998, the Company had, exclusive of shares repurchased, 1,706,666 common shares outstanding. During the six months ended March 31, 1998, the Company's tangible and stated book value per share of common stock increased by $0.73 and $0.72, respectively, to $16.36 and $16.43, from $15.63 and $15.71, respectively, at September 30, 1997.

Non-performing loans totaled $3.0 million, or 1.70% of total loans at March 31, 1998, as compared to $2.8 million, or 1.83% of total loans at September 30, 1997. At March 31, 1998, non-performing assets totalled $7.0 million, or 2.27% of total assets, as compared to $6.7 million, or 2.25% of total assets at September 30, 1997. The Company's allowance for loan losses totalled $1.6 million at March 31, 1998, which represents a ratio of allowance for loan losses to non-performing assets and to total loans of 22.93% and 0.93%, respectively, as compared to 21.07% and 0.91%, respectively, at September 30, 1997.


ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

Net income for the three months ended March 31, 1998 totalled $737,822, or diluted earnings per share of $0.44, as compared to net income of $579,526, or diluted earnings per share of $0.35, for the three months ended March 31, 1997. The $158,296 or 27.3% increase was primarily attributable a $161,531, or 94.5% increase in non-interest income, and a $299,779 decrease in non-interest expense, offset in part by a $54,229 decrease in net interest income and a $259,665 increase in income taxes. For the six month period ended March 31, 1998, net income increased $264,410, or 22.5%, to $1,437,375, or diluted earnings per share of $0.85, from $1,172,965, or diluted earnings per share of $0.70, for the same period in 1997.

The return on average assets equalled 0.96% and 0.95% for the quarter and the six months ended March 31, 1998, respectively, as compared to 0.88% and 0.89% for the quarter and the six months ended March 31, 1997, respectively. The Company's return on average equity equalled 10.62% and 10.47% for the quarter and six months ended March 31, 1998, respectively, compared with 8.92% and 9.06% for the quarter and the six months ended March 31, 1997, respectively.

Net interest income decreased $54,229, or 2.2%, to $2,424,722 for the quarter ended March 31, 1998, from $2,478,951 for the quarter ended March 31, 1997. For the six month period ended March 31, 1998, net interest income increased $7,415, or 0.2%, to $4,940,860, from $4,933,445 for the same period in 1997. The decrease in net interest income for the quarter ended March 31, 1998, was primarily due to continued leveraging of the balance sheet, utilization of borrowings and deposit growth to fund mortgage loan originations and purchases of investment securities and mortgage-backed securities with lower yields, which were caused by the declining rate environment and overall flattening of the yield curve.

As a result, for the quarter ended March 31, 1998, average interest-earning assets were $290.6 million, which represents a $40.9 million, or a 16.3% increase, from $250.7 million, for the same period in 1997. The increase in average interest-earning assets was offset by a $35.3 million, or a 15.7% increase in average interest-bearing liabilities to $259.5 million for the quarter ended March 31, 1998, from $224.2 million for the same quarter last year. For the six months ended March 31, 1998, average interest-earning assets increased by $32.3 million, or 12.8%, to $285.1 million, from $252.8 million for the same period last year. The increase in average interest-earning assets was offset by a $28.3 million, or 12.5%, increase in average interest-bearing liabilities to $255.7 million for the six months ended March 31, 1998, as compared to $227.4 million for the same six month period in 1997. The average yield on interest-earning assets was 7.40% for the quarter ended March 31, 1998, as compared to 7.67% for the quarter ended March 31, 1997, and the average cost of interest-bearing liabilities was 4.64% for the quarter ended March 31, 1998, as compared to 4.21% for the quarter ended March 31, 1997. For the six month period ended March 31, 1998, the average yield on interest-earning assets was 7.52%, as compared to 7.69% for the same period in 1997, and the average cost of interest-bearing liabilities was 4.53%, as compared to 4.22% for the same period in 1997.

The Company's net interest margin decreased by 63 basis points to 3.33%, for the quarter ended March 31, 1998, as compared to 3.96% for the quarter ended March 31, 1997. For the six month period ended March 31, 1998, the net interest margin decreased by 43 basis points to 3.47%, as compared to 3.90% for the same period in 1997. The net interest spread decreased 70 basis points and 48 basis points to 2.76% and 2.99%, for the quarter and the six months ended March 31, 1998, respectively, as compared with 3.46% and 3.47% for the same periods in 1997, respectively. The significant decrease in the net interest margin and the net interest spread reflects the effects of a flattening yield curve which has decreased the yields on the Bank's assets and simultaneously increased the costs associated with the leveraging the balance sheet and deposit growth. The overall flattening of the yield curve has also contributed to $59.1 million of investment securities being called for the six month period ending March 31, 1998, as compared to $16.0 million of investment securities being called for the six month period ending March 31, 1997.

The Company's provision for loan losses for the quarter and the six months ended March 31,

1998  increased  by $10,180  and $830  respectively,  to $85,120  and  $194,770, respectively. The provisions for loan losses reflects management's on-going effort to maintain adequate allowances.

Non-interest income, for the quarter ended March 31, 1998, increased $161,531, or 94.5%, to $332,448, as compared to $170,917 for the quarter ended March 31, 1997. For the six month period ended March 31, 1998, non-interest income increased $204,022, or 65.6%, to $515,148 from $311,126 for the six month period ended March 31, 1997. The $161,531 increase in non-interest income for the quarter ended March 31, 1998, is attributable to a $68,744 increase in income realized from additional service fee income from increased amounts of demand deposit accounts and automated teller machine (ATM) related service fees and a $94,462 increase in the gain on sale of mortgage-backed securities available for sale from zero for the same period in 1997. For the six months ending March 31, 1998, non-interest income increased primarily due to the reasons mentioned above, in addition to a decrease in provisions for losses on investments in real estate, in which a subsidiary of the bank has a one-third interest.


Non-interest expenses decreased by $299,779, or 18.1%, to $1,359,669 for the quarter ended March 31, 1998, from $1,659,448 for the same period in 1997. During the six month period ended March 31, 1998, non-interest expenses increased by $328,816, or 10.8%, to $2,715,322, from $3,044,138 for the six month period ended March 31, 1997. For the quarter ended March 31, 1998, salaries and employee benefits decreased by $359,575, or 35.8%, to $643,841 from $1,003,416 for the same period in 1997. For the six months ended March 31, 1998, salaries and employee benefits decreased by $396,272, or 22.7%, to $1,349,191, from $1,745,463 for the six months ended March 31, 1997. The decrease in salaries and employee benefits is primarily attributable to a non-recurring charge of $268,000 for the retirement of a senior officer in the March 1997 quarter. In addition the Company has aggressively reduced certain costs associated with the Bank's staffing, overtime pay, pension, medical and bonus plans, which are offset in part by costs associated with the Company's ESOP Plan.

For the quarter ended March 31, 1998, occupancy expense decreased by $17,515 to $120,702 from $138,217 for the same period last year. For the six months ended March 31, 1998, occupancy expense decreased by $27,897, to $242,831 from $270,728 for the same period in 1997. The decrease in occupancy expense is primarily attributable to the additional rental income collected on Bank owned properties. Equipment expense for the quarter and six months ended March 31, 1998, increased by $16,395 and $35,429 respectively, to $177,394 and $346,774, respectively, from $160,999 and $311,345, respectively for the same periods in 1997. The increase in equipment expense for the quarter and six months ended March 31, 1998, represents costs associated with the Bank's data processing servicer. Advertising expense, for the quarter and six months ended March 31, 1998, increased by $15,384 and $44,664, respectively, to $21,849 and $60,716, respectively. The increase in advertising expense is primarily attributable to costs associated with an increase in loan and deposit marketing efforts, in addition to the Bank's 50th anniversary and related gift campaigns. The Company has been very successful in controlling operating expenses, as evidenced by the efficiency ratios of 50.48% and 50.05%, for the quarter and six months ended March 31, 1998, respectively, as compared to 53.41% and 53.02% for the same periods in 1997.

For the quarter ended March 31, 1998, income tax expense increased by $259,665 to $574,559 as compared to $314,894 for the same quarter in 1997, as a result of an increase in income before taxes. For the six month period ended March 31, 1998, income tax expense increased by $276,673 to $1,108,541 as compared to $831,868 for the same period in 1997, as a result of the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of specified liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The
Bank's liquidity ratio for March 31, 1998 was 24.50%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

The primary investment activities of the Bank are the origination of mortgage loans and the purchase of investment securities and mortgage-backed securities. The Company's primary sources of funds are the Bank's deposit accounts, proceeds from principal and interest payments on loans and investments, advances and overnight borrowings from the FHLB, as well as reverse repurchase agreements. While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows, mortgage prepayments and callable investment securities are greatly influenced by market interest rates, general economic conditions and competition within the financial industry.

At March 31, 1998, the Bank had outstanding loan commitments to originate mortgage loans of $10.2 million. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and loan purchase commitments. Certificates of deposit, which are scheduled to mature in one-year or less from March 31, 1998 totalled $79.2 million, of which $17.5 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard and a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $20.9 million, or 6.8% at March 31, 1998, in excess of the regulatory requirements. The Bank's risk-based capital ratio as of March 31, 1998, was $22.1 million, or 17.6%, also in excess of the regulatory capital requirement of 8.0%.

YEAR 2000 COMPLIANCE

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year
1995). The Company, through a series of phases, has identified the process of implementing a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions to update software would not have a material adverse effect on the Company's business. The Company has completed both the Organizational Awareness Phase and Assessment Phase. The Company has drafted a compliance plan and established a steering committee. In the Assessment Phase, the Company has performed a complete inventory of internal business hardware and software as well as an inventory of environmental systems and critical vendor applications. Critical applications and a risk assessment in the event of non-compliance have been defined and the Company has identified resources needed to implement the Year 2000 Plan. The Company is now in the Renovation Phase which involves implementing required system hardware and software upgrades and obtaining various vendor certifications. As such, the Company anticipates that costs associated to complete its Year 2000 Plan will not exceed $400,000. The Company anticipates that substantially all of the costs will consists of newly purchased hardware and will not materially affect the Company's operating results or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Bank is, however, subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently than its interest-earning assets. The Bank's interest rate risk management policy has been structured to monitor and maintain the Bank's interest sensitivity to within the Board prescribed limits while attempting to maximize net interest income. In connection with its interest rate risk management strategy, management has emphasized the origination of shorter-term fixed-rate one- to four- family and mixed-use mortgage loans and the purchase of adjustable-rate mortgage loans, or mortgage-backed securities, along with limiting investment purchases to securities with a final maturity or which reprice within five years or less. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies. This strategy is necessary to reduce the Bank's exposure to interest rate risk. On the liability side, management closely monitors the pricing of its deposit products, and has made a conscious effort to extend deposit maturities, and secure fixed-rate borrowings when market conditions are favorable.

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

At March 31, 1998, $116.0 million, or 39.2%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities or floating rate investments. The Bank's loan portfolio totalled $173.9 million, of which $69.7 million, or 40.1%, were adjustable-rate loans and $104.2 million, or 59.9% were fixed-rate loans. At March 31, 1998, the mortgage-backed securities held-to-maturity portfolio totalled $34.0 million, of which $18.9 million or 55.6% of the mortgage-backed portfolio were adjustable rate securities and $15.1 million or 44.4% were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $24.4 million, of which 100% were adjustable-rate securities. During the six months ended March 31, 1998, the Bank purchased approximately $21.7 million of adjustable-rate mortgage-backed securities and $10.3 million of adjustable-rate mortgage loans.

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

Item 2.     Changes in Securities
               Not applicable.

Item 3.     Defaults Upon Senior Securities
               Not applicable.

Item 4.     Submission of Matters to a Vote
            of Security-Holders

            The Company held its Annual Meeting of Shareholders on January 22, 1998. At the said meeting 1,709,700 shares of Common Stock were eligible to vote, of which 1,507,458 shares were present in person or by proxy. The following matters were voted upon at the Annual Meeting and the number of affirmative votes, negative votes and abstentions with respect to the matters are as follows:

            1. At the Annual Meeting, two directors were elected for three year terms. The nominees were Dominick L. Segrete and Frank S. Latawiec.

                                    FOR               WITHHELD
                                    ---               --------

            Dominick L. Segrete     1,495,188         12,270

            Frank S. Latawiec       1,489,288         18,170

            The names of each of the directors whose term of office continued after the Annual Meeting and their respective term expirations are as follows:

                  Peter S. Russo          2000
                  Richard J. Hickey       1999
                  Raymond M. Calamari     1999

            2. The appointment of Radics & Co., LLC as independent auditors of Financial Bancorp, Inc. for the fiscal year ending September 30, 1998, was ratified and approved in all respects.


            FOR         AGAINST           ABSTAIN
            ---         -------           -------

            1,494,708   9,500             3,250

Item 5.     Other information

            On September 4, 1997, the Company announced that its Board of Directors authorized its sixth common stock repurchase program. The Company is authorized to purchase up to 170,970 or 10% of its common stock outstanding, from time to time, through open-market transactions, subject to the availability of stock, during a two year period. Since September 4, 1997, the Company repurchased 5,000 shares at an average price of $25.875.

            On April 29, 1998, the Company declared its regular quarterly cash dividend for the quarter ended March 31, 1998, of $0.125 per share, payable on May 27, 1998 to stockholders of record on May 12, 1998.

Item 6.     (A) Exhibits

            Exhibit 3.1  Certificate of Incorporation of Financial Bancorp,
                         Inc. *
            Exhibit 3.2  Bylaws of Financial Bancorp, Inc. *
            Exhibit 11   Earnings Per Share
            Exhibit 27   Financial Data Schedule


            (B) Reports on Form 8-K
                None

      -------------------------------------------
      * Incorporated herein by reference into this document from Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 18, 1994, Registration No. 33-76664

                                   SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Financial Bancorp, Inc.
                                       (Registrant)





Date: May 14, 1998           By:   /s/ Frank S. Latawiec
                                   -------------------------
                                   Frank S. Latawiec
                                   President and Chief
                                   Executive Officer




Date: May 14, 1998           By:   /s/ P. James O'Gorman
                                   -------------------------
                                   P. James O'Gorman
                                   Executive Vice President and
                                   Chief Financial Officer