Form 10-Q
period 1998-06-30
FINANCIAL BANCORP INC
filed 1998-08-14
CIK 855932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission File Number: 0-18126
                        -------

                             FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          06-1391814
       --------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
incorporation or organization)

               42-25 Queens Boulevard, Long Island City, NY 11104
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (718) 729-5002
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ----------------------------------------------------------------------------
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

      There were 1,706,660 shares of the Registrant's common stock outstanding as of August 12, 1998.
      ---------------

                             FINANCIAL BANCORP, INC.
                                    Form 10-Q
                                      Index

Part I - Financial Information                                             Page
------------------------------                                             ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1998 (Unaudited) and September 30, 1997           3

           Consolidated Statements of Income for the
           Three and Nine Months ended June 30, 1998 and 1997
           (Unaudited)                                                      4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Nine Months
           ended June 30, 1998 (Unaudited)                                  5

           Consolidated Statements of Cash Flows for the
           Nine Months ended June 30, 1998 (Unaudited)                      6-7

           Notes to Consolidated Financial Statements                       8-11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12-17

Part II- Other Information
---------------------------

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities and Use of Proceeds
             Not applicable.                                               18

Item 3.    Defaults Upon Senior Securities
             Not applicable.                                               18

Item 4.    Submission of Matters to a Vote of Security Holders             18
             Not applicable.

Item 5.    Other Information                                               19

Item 6.    Reports on Form 8-K                                             19

           Exhibits                                                        19
           Exhibit 11:  Computation of per share earnings                  20

           Signature Page                                                  21

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



                                        FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                            June 30,                September 30,
                                                                                              1998                      1997
                                                                                       ------------------      ------------------
                                                                                                        (Unaudited)
Assets
------
Cash and amounts due from depository institutions                                             $3,033,891              $2,738,392
Federal funds sold and securities purchased under agreements to resell                        29,375,000              10,650,000
                                                                                       ------------------      ------------------
Total cash and cash equivalents                                                               32,408,891              13,388,392

Investment securities available for sale                                                       5,903,500                 730,750
Investment securities held to maturity, net; estimated fair value of $44,306,000 and
$69,223,000 at June 30, 1998 and September 30, 1997, respectively                             44,235,008              69,410,103
Mortgage-backed securities available for sale                                                 23,045,597               9,357,048
Mortgage-backed securities held to maturity, net; estimated fair value of $31,182,000
and $39,129,000 at June 30, 1998 and September 30, 1997, respectively                         30,850,973              38,521,050
Loans receivable, net                                                                        191,821,678             153,291,828
Real estate owned, net                                                                           731,116                 471,417
Investments in real estate, net                                                                3,599,285               3,543,453
Premises and equipment, net                                                                    2,287,494               2,431,570
Federal Home Loan Bank of New York stock, at cost                                              2,110,400               1,845,000
Accrued interest receivable, net                                                               1,941,407               2,248,578
Other assets                                                                                   2,063,227               1,716,727
                                                                                       ------------------      ------------------
Total assets                                                                                $340,998,576            $296,955,916
                                                                                       ==================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                                    $229,026,898            $213,394,282
Advance payments by borrowers for taxes and insurance                                          1,396,426               1,267,896
Advances from Federal Home Loan Bank of New York                                               6,000,000               8,000,000
Securities sold under agreements to repurchase                                                42,000,000              25,000,000
Treasury tax and loan account and other short term borrowings                                 30,000,000              20,000,000
Other liabilities                                                                              3,844,815               2,437,504
                                                                                       ------------------      ------------------
Total liabilities                                                                            312,268,139             270,099,682
                                                                                       ------------------      ------------------
Stockholders' equity
Preferred stock, $0.01 par value, 2,500,000 shares authorized; none issued
Common stock, $0.01 par value, 6,000,000 shares authorized; 2,185,000 shares issued,
1,706,666  shares outstanding at June 30, 1998 and 1,709,700 outstanding
at September 30, 1997, respectively                                                               21,850                  21,850
Additional paid-in capital                                                                    20,415,375              20,239,758
Retained earnings - substantially restricted                                                  15,765,587              14,111,882
Common stock acquried by Employee Stock Ownership Plan (ESOP)                                   (890,174)             (1,011,566)
Common stock acquired by Recognition & Retention Plan (RRP)                                     (281,888)               (317,955)
Unrealized gain on securities available for sale, net of income taxes                             82,175                  91,604
Treasury stock, at cost; 478,334 shares  at June 30, 1998 and  475,300 shares
at September 30, 1997, respectively                                                           (6,382,488)             (6,279,339)
                                                                                       ------------------      ------------------
Total stockholders' equity                                                                    28,730,437              26,856,234
                                                                                       ------------------        ----------------
Total liabilities and stockholders' equity                                                  $340,998,576            $296,955,916
                                                                                       ==================        ================

See accompanying notes to consolidated financial statements


                             FINANCIAL BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  -------------------------     ----------------------------
                                                                           June 30,                        June 30,
                                                                  -------------------------     ----------------------------
                                                                      1998          1997            1998            1997
                                                                  -----------   -----------     -------------  -------------
INTEREST INCOME:
   Loans                                                          $3,604,576     $3,088,028      $10,046,244     $8,953,736
   Mortgage-backed securities                                        909,996        938,701        2,955,855      2,864,489
   Investments and other interest-earning assets                     732,059      1,024,865        2,536,747      2,917,439
   Federal funds sold and securities purchased
        under agreements to resell                                   320,992         18,217          741,873         55,395
                                                                  -----------   -----------     -------------  -------------
               Total interest income                               5,567,623      5,069,811       16,280,719     14,791,059
                                                                  -----------   -----------     -------------  -------------
Interest expense:
   Deposits                                                        2,254,763      2,034,239        6,707,177      5,979,707
   Borrowings                                                        707,107        492,858        2,026,929      1,335,193
                                                                  -----------   -----------     -------------  -------------
               Total interest expense                              2,961,870      2,527,097        8,734,106      7,314,900

Net interest income                                                2,605,753      2,542,714        7,546,613      7,476,159
Provision for loan losses                                            118,412        111,000          313,182        306,600
                                                                  -----------   -----------     -------------  -------------
Net interest income after provision for loan losses                2,487,341      2,431,714        7,233,431      7,169,559
                                                                  -----------   -----------     -------------  -------------
Non-interest income (loss):
   Fees and service charges                                          238,413        145,392          592,866        412,747
   Gain on sale of securities available for sale                      36,750          3,034          131,212         29,387
   Gain on sale of loans                                               2,760              0            2,760              0
   Gain from real estate operations                                   24,077         15,400           41,276         13,428
   Miscellaneous                                                      12,124         11,898           54,490         31,288
                                                                  -----------   -----------     -------------  -------------
               Total non-interest income                             314,124        175,724          822,604        486,850
                                                                  -----------   -----------     -------------  -------------
Non-interest expenses:
   Salaries and employee benefits                                    845,189        734,612        2,194,380      2,480,075
   Net occupancy expense of premises                                 129,589        126,445          372,420        397,173
   Equipment                                                         175,372        159,002          522,146        470,347
   Advertising                                                        16,016          7,952           76,732         24,004
   (Income) loss from real estate owned                               (9,987)           (79)          21,859          8,234
   Federal insurance premium                                          31,725         30,425           93,014        142,653
   Miscellaneous                                                     377,517        387,066          993,524        967,075
                                                                  -----------   -----------     -------------  -------------
               Total non-interest expenses                         1,565,421      1,445,423        4,274,075      4,489,561
                                                                  -----------   -----------     -------------  -------------
Income before income taxes                                         1,236,044      1,162,015        3,781,960      3,166,848
Income taxes                                                         457,023        500,637        1,565,564      1,332,505
                                                                  -----------   -----------     -------------  -------------
Net income                                                          $779,021       $661,378       $2,216,396     $1,834,343
                                                                  ===========   ===========     =============  =============
   Basic earnings per share                                            $0.48          $0.41            $1.37          $1.12
                                                                  ===========   ===========     =============  =============
   Diluted earnings per share                                          $0.46          $0.40            $1.31          $1.10
                                                                  ===========   ===========     =============  =============


See accompanying notes to consolidated financial statements.


                                                           Financial Bancorp. Inc.
                                                              And Subsidiaries
                                         Consolidated Statements of Changes in Stockholders' Equity
                                                                 (Unaudited)


                                                 Retained       Common     Common      Unrealized Gain
                                   Additional    Earnings -     Stock      Stock        on Securities
                          Common    Paid-in    Substantially    Acquired   Acquired  Available For Sale,   Treasury
                           Stock    Capital      Restricted     By ESOP     By RRP   Net of Income Taxes     Stock         Total
                        ---------- ----------  -------------- ----------- ---------- -------------------- ----------   -------------
Balance at September
  30, 1997                $21,850  $20,239,758  $14,111,882   ($1,011,566) ($317,955)      $91,604        ($6,279,339)  $26,856,234

Net Income for the
  nine months ended
  June 30, 1998               -         -         2,216,396         -          -              -                 -         2,216,396

Purchase of 5,000 shares
  of treasury stock           -         -             -             -          -              -              (129,375)     (129,375)

Amortization relating to
  allocation of ESOP
  stock and earned portion
   of RRP stock               -        183,285        -           121,392     36,067          -                 -           340,744

Adjustment to valuation
  allowance on securities
  available for sale          -          -            -             -          -            (9,429)             -            (9,429)

Stock issued upon exercise
  of options                  -         (7,668)       -             -          -              -                26,226        18,558

Cash dividends paid on
  common stock                -          -         (562,691)        -          -              -                  -         (562,691)
                         --------  -----------  ------------   ----------- ---------- ---------------     ------------  ------------
Balance at June 30, 1998  $21,850  $20,415,375  $15,765,587     ($890,174)  $281,888)      $82,175        ($6,382,488)  $28,730,437
                         ========  ===========  ===========    =========== ========== ===============     ============  ============

See accompanying notes to consolidated financial statements.

                                       Financial Bancorp, Inc.
                                          And Subsidiaries
                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                                    Nine Months Ended
                                                                           -----------------------------------
                                                                                         June 30,
                                                                           -----------------------------------
                                                                                 1998                1997
                                                                           -------------         -------------
Cash flow from operating activities:
  Net income                                                                 $2,216,396            $1,834,343
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Loss (Gain) on sale of real estate owned                                      (18,603)               (9,262)
 (Gain) on sale of securities available for sale                               (131,212)              (29,387)
  Net amortization of premiums and accretion
    of discounts on investment securities                                      (169,648)             (150,205)
  Net amortization of premiums and accretion
    of discounts on mortgage-backed securities                                   62,936                27,303
  Accretion of deferred loan fees and discounts                                (103,984)              (89,911)
  Depreciation and amortization                                                 207,885               226,841
  Provision for loan losses                                                     313,182               306,600
  Cost of ESOP and RRP                                                          340,744               298,152
  Writedown of investment in real estate                                              0                14,673
  Deferred income taxes                                                        (113,534)              (76,881)
  Decrease (increase) in accrued interest receivable, net                       307,171               (52,866)
  Decrease (increase) in refundable income taxes                                 66,388              (240,000)
  (Increase) in other assets                                                   (291,935)             (143,348)
  Increase (decrease) in other liabilities                                    1,407,311              (798,278)
                                                                           -------------         -------------
   Net cash provided by operating activities                                  4,093,097             1,117,774
                                                                           -------------         -------------
Cash flows from investing activities:
  Purchases of investment securities available for sale                      (5,850,375)           (4,938,672)
  Purchases of investment securities  held to maturity                      (42,884,375)          (20,091,000)
  Proceeds from sales of investment securities available for sale               736,750             7,890,781
  Proceeds from maturities and calls of investment securities held to
    maturity                                                                 68,227,500            16,000,000
  Purchases of mortgage-backed securities available for sale                (21,719,234)           (5,046,497)
  Proceeds from sale of mortgage-backed securities available for sale         3,797,846                     0
  Purchase of mortgage-backed securities held to maturity                      (376,553)                    0
  Proceeds from principal repayments on
   mortgage-backed securities                                                12,273,390             7,216,705
  Purchases of mortgage loans                                               (24,301,571)           (6,668,211)
  Loan originations, net of repayments                                      (15,205,227)           (6,498,927)
  Additions to premises and equipment                                           (54,641)             (199,774)
  Proceeds from sale of and insurance recoveries
   on real estate owned                                                         526,654               276,499
  Purchase of Federal Home Loan Bank of N.Y. stock                             (265,400)             (159,200)
  Net (increase) decrease in investments in real estate                         (65,000)              (31,895)
                                                                           -------------         -------------
   Net cash (used in) provided by investing activities                      (25,160,236)          (12,250,191)
                                                                           -------------         -------------

See accompanying notes to consolidated financial statements.


                                       Financial Bancorp, Inc.
                                          And Subsidiaries
                          Consolidated Statements of Cash Flows (Continued)
                                            (Unaudited)

                                                                                    Nine Months Ended
                                                                           -----------------------------------
                                                                                         June 30,
                                                                           -----------------------------------
                                                                                 1998                1997
                                                                           -------------         -------------

Cash flows from financing activities:
  Net increase in deposits                                                  $15,632,616            $6,494,035
  Repayments of FHLB of NY advances                                          (2,000,000)           (1,200,000)
  Proceeds from reverse repurchae agreements                                 22,000,000            15,000,000
  Repayments of reverse repurchase agreements                                (5,000,000)          (14,046,000)
  Net (decrease) increase in treasury tax
     account borrowings                                                      10,000,000             9,545,675
  Increase in advance payments by
     borrowers for taxes and insurance                                          128,530                73,818
  Dividends paid                                                               (562,691)             (450,063)
  Reissuance of treasury stock                                                   18,558                81,270
  Purchase of treasury stock                                                   (129,375)           (1,158,463)
                                                                           -------------         -------------
       Net cash provided by financing activities                             40,087,638            14,340,272
                                                                           -------------         -------------

Net increase in cash and cash equivalents                                    19,020,499             3,207,855
Cash and cash equivalents - beginning                                        13,388,392             5,102,223
                                                                           -------------         -------------
Cash and cash equivalents - ending                                          $32,408,891            $8,310,078
                                                                           =============         =============

Supplemental schedule of noncash investing and
  financing activities:
  Loans transferred to real estate owned                                       $767,750              $137,006
                                                                           =============         =============
  Loans to facilitate sale of real estate owned                                      $0               $96,000
                                                                           =============         =============

Unrealized (gain) loss on securities available for sale                        ($16,848)             ($85,855)
Deferred income taxes                                                             7,419                37,776
                                                                           -------------         -------------
                                                                                ($9,429)             ($48,079)
                                                                           =============         =============

Supplemental disclosures of cash flow information:
  Cash paid (net of refunds received) during the year for:
    Federal, state and city income taxes                                     $1,612,710            $1,649,384
                                                                           =============         =============
  Interest paid on deposits and borrowed funds                               $5,672,000            $7,255,336
                                                                           =============         =============

See accompanying notes to consolidated financial statements.

                    FINANCIAL BANCORP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Financial Bancorp, Inc. (the "registrant" or the "Company"), its wholly owned subsidiaries, 842 Manhattan Avenue Corp, which manages real property, and Financial Federal Savings Bank (the Bank), a federally chartered stock association and the Bank's wholly owned subsidiaries, Finfed Development Corp., which participates in a joint venture for the development of land and sale of lots, Finfed Funding Ltd., which serves as a conduit for funding investments in Finfed Development Corp., and F.S. Agency Inc., which is engaged in the sale of annuities. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts for the three and nine months ended June 30, 1997 have been reclassified to conform with the current period's presentation.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In April 1998, the FASB issued FASB No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." SFAS No. 132 standardizes the disclosure requirements for these plans and it requires additional information about changes in the benefit obligations and fair value of plan assets. The statement is effective for fiscal years beginning after December 15, 1997 and information for previous periods presented for comparative purposes is required to be restated. As the statement does not change measurement or recognition standards for these plans and is only disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

The forgoing does not constitute a comprehensive summary of all anticipated material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It's intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

EARNINGS PER SHARE (EPS)
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS data for the three and nine months ended June 30, 1997 has been restated as the result of the implementation of SFAS No. 128, "Earnings Per Share."



INVESTMENT SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's investment securities at June 30, 1998 and September 30, 1997, respectively.


                                                        June 30, 1998              September 30, 1997
                                                     --------------------      -------------------------

                                                                Estimated                    Estimated
                                                     Carrying     Fair          Carrying        Fair
                                                      Value       Value           Value         Value
                                                     -------    ---------       ---------    -----------
                                                                      (in thousands)

Investments Securities:
Available for sale
   FNMA preferred stock                                   $0         $0             $701         $731
   Corporate debt securities                           5,853      5,904                0            0
   Add:  Unrealized gain                                  51          0               30            0
                                                      ------     ------             -----       -----
     Total investment securities available for sale   $5,904     $5,904             $731         $731
                                                      ======     ======             =====       =====

Held maturity
   U.S. Government and agency obligations            $43,735    $43,806          $69,410      $69,223
   Corporate debt securities                             500        500                0            0
                                                     -------    -------          -------      -------
      Total investment securities held to maturity   $44,235    $44,306          $69,410      $69,223



MORTGAGE-BACKED SECURITIES
The following table sets forth certain information regarding the carrying and estimated fair value of the Company's mortgage-backed security portfolio at June
30, 1998 and September 30, 1997, respectively.

                                                        June 30, 1998              September 30, 1997
                                                     --------------------      -------------------------

                                                                Estimated                    Estimated
                                                     Carrying     Fair          Carrying        Fair
                                                      Value       Value           Value         Value
                                                     -------    ---------       ---------    -----------
                                                                      (in thousands)
Mortgage-backed securities:
Available for sale
   FHLMC certificates                                 $12,149     $12,176          $4,422      $4,510
   FNMA certificates                                   10,801      10,870           4,801       4,847
   Add:  Unrealized gain                                   96           0             134           0
   Total mortgage-backed securities available for     -------     -------          ------      ------
     sale                                             $23,046     $23,046          $9,357      $9,357
                                                      =======     =======          ======      ======

Held to maturity
   GNMA certificates                                  $18,804     $19,018         $23,335     $23,752
   FHLMC certificates                                   8,420       8,539          11,299      11,480
   FNMA certificates                                    1,875       1,873           1,988       1,998
   Other pass-through certificates                      1,752       1,752           1,899       1,899
                                                      -------     -------         -------     -------
   Total mortgage-backed securities held to maturity  $30,851     $31,182         $38,521     $39,129




LOANS RECEIVABLE, NET
The following table sets forth the composition of the Company's loan portfolio at June 30, 1998 and September 30, 1997, respectively.


                                         June 30,        September 30,
                                           1998              1997
                                       -------------     --------------
                                                 (in thousands)
Real estate mortgages:
     One- to four-family                 $156,629           $126,440
     Equity and second mortgages            2,537              2,637
     Multi-family                          15,714             11,779
     Commercial                            17,478             13,217
                                        ---------          ---------
                                          192,358            154,073
                                        ---------          ---------

Construction                                  925                574
                                        ---------          ---------

Consumer:
     Loans on deposit accounts                327                176
     Home improvement                           2                  4
     Guaranteed student loans                 230                214
     Personal                                  19                 23
                                        ---------          ---------
                                              578                417

Commercial, including lines of credit          75                 77
                                        ---------          ---------

     Total loans                          193,936            155,141
                                        ---------          ---------

Less:Loans in process                        446                201
     Allowance for loan losses             1,681              1,405
     Deferred loan fees and discounts        (13)               243
                                        ---------          ---------
                                           2,114              1,849
                                        ---------          ---------
     Total loans receivable, net        $191,822           $153,292
                                        =========          =========



ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")
As a member of the FHLB, the Bank has an available overnight line of credit subject to the terms and conditions of the lender's overnight advance program in the amount of $29,657,700 at June 30, 1998. The following table sets forth the composition of the Bank's FHLB advances as of June 30, 1998 and September 30, 1997, respectively.

                                         June 30,        September 30,
                                           1998              1997
                                       -------------     --------------
                                                 (in thousands)
FHLB advances:
     Fixed rate:
          5.597% due December 1997                $0             $2,000
          5.670% due December 1998             6,000              6,000
                                       -------------     --------------
               Total fixed rate                6,000              8,000
                                       -------------     --------------
     Overnight line of credit                      0                  0
                                       -------------     --------------
Total FHLB advances                           $6,000             $8,000
                                       =============     ==============




SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities   sold  under   agreements  to   repurchase   consist  of  borrowings
collateralized  by investment  securities.  The  following  table sets forth the composition of the Company's borrowings  collateralized by securities sold under
agreements   to  repurchase  as  of  June  30,  1998  and  September  30,  1997,
respectively.


                                                           June 30,        September 30,
                                                             1998              1997
                                                        -------------     --------------
                                                                (in thousands)
Securities sold under agreements to repurchase:
     5.291% due December 2001, callable December 1997          $0              $5,000
     5.813% due May 2002, callable May 1998                10,000              10,000
     5.620% due August 2002, callable August 1999          10,000              10,000
     5.963% due November 2004, callable October 2002        5,000                   0
     5.930% due December 2004, callable December 2002       7,000                   0
     5.050% due June 2008, callable June 1999              10,000                   0
                                                        ---------           ---------

Total securities sold under agreements to repurchase      $42,000             $25,000
                                                        =========           =========

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

FINANCIAL CONDITION

As of June 30, 1998, the Company's total assets were $341.0 million, representing a $44.0 million, or 14.8%, increase from $297.0 million at of September 30, 1997. Loans receivable increased by $38.5 million, or 25.1%, to $191.8 million at June 30, 1998, from $153.3 million at September 30, 1997. Mortgage-backed securities, inclusive of available for sale, increased by $6.0 million, or 12.5%, to $53.9 million at June 30, 1998 from $47.9 million at September 30, 1997. Investment securities, inclusive of available for sale, decreased by $20.0 million or 28.5% from $70.1 million at September 30, 1997 to $50.1 million at June 30, 1998 predominantly due to calls and maturities. Asset growth was funded by a $15.6 million, or 7.3%, increase in deposits to $229.0 million at June 30, 1998, from $213.4 million at September 30, 1997. Furthermore, securities sold under agreements to repurchase increased by $17.0 million, or 68.0%, to $42.0 million at June 30, 1998, from $25.0 million at September 30, 1997, while advances from the FHLB decreased by $2.0 million, or 25.0%, to $6.0 million, at June 30, 1998, as compared to $8.0 million at September 30, 1997. The treasury tax and loan account borrowings increased by $10.0 million, or 50.0%, to $30.0 million at June 30, 1998, from $20.0 million at September 30, 1997. In the aggregate, borrowings as of June 30, 1998 totalled $78.0 million, an increase of $25.0 million from the $53.0 million outstanding at September 30, 1997. The increase in deposits and borrowings enabled the Bank to fund new loan originations and to purchase adjustable rate mortgages and mortgage-backed securities.

Total stockholders' equity was $28.7 million at June 30, 1998, reflecting a $1.9 million, or 7.0%, increase from $26.8 million at September 30, 1997. The increase in stockholders' equity was the result of earnings, partially offset by the payment of the Company's quarterly cash dividend. At June 30, 1998, the Company had, exclusive of shares repurchased, 1,706,666 common shares outstanding. During the nine months ended June 30, 1998, the Company's tangible and stated book value per share of common stock increased by $1.14 and $1.12, respectively, to $16.77 and $16.83, from $15.63 and $15.71, respectively, at September 30, 1997.

Non-performing loans totaled $2.9 million, or 1.49% of total loans at June 30, 1998, as compared to $2.8 million, or 1.83% of total loans at September 30, 1997. At June 30, 1998, non-performing assets totalled $7.0 million, or 2.06% of total assets, as compared to $6.7 million, or 2.25% of total assets at September 30, 1997. Excluding the Company's $3.4 million Joint Venture Investment in AFT Associates, non-performing assets to total assets would decrease to 1.06%. The Company's allowance for loan losses totalled $1.7 million at June 30, 1998, which represents a ratio of allowance for loan losses to non-performing assets and to total loans of 23.88% and 0.87%, respectively, as compared to 21.07% and 0.91%, respectively, at September 30, 1997.

ANALYSIS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the three months ended June 30, 1998 totalled $779,021, or diluted earnings per share of $0.46 per share, as compared to net income of $661,378, or diluted earnings per share of $0.40 per share for the three months ended June 30, 1997. The $117,643 or 17.8% increase was primarily attributable a $55,627 or a 2.3% increase in net interest income after provisions for loan losses, a $138,400, or a 78.8% increase in non-interest income, and a $43,614 or an 8.7% decrease in income taxes, offset part by a $119,998 or 8.3% increase in non-interest expenses. For the nine month period ended June 30, 1998, net income increased $382,053, or 20.8%, to $2,216,396, or diluted earnings per share of $01.37, from $1,834,343, or diluted earnings per share of $1.10, for the same period in 1997.

The return on average assets equalled 0.99% and 0.96% for the quarter and the nine months ended June 30, 1998, respectively, as compared to 0.97% and 0.91% for the quarter ended and the nine months ended June 30, 1997, respectively. The Company's return on average equity equalled 10.98% and 10.64%, for the quarter and nine months ended June 30, 1998, respectively, compared with 10.08% and 9.40%, for the quarter and the nine months ended June 30, 1997, respectively.

Net interest income increased $63,039, or 2.5%, to $2,605,753 for the quarter ended June 30, 1998, from $2,542,714 for the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, net interest income increased $70,454, or 0.9%, to $7,546,613, from $7,576,159 for the same period in 1997. The increase in net interest income for the quarter and nine months ended June 30, 1998, was primarily due to the continued leveraging of the balance sheet, utilizing low cost borrowings and deposit growth to fund mortgage loan originations with higher yields.

As a result, for the quarter ended June 30, 1998, average interest-earning assets were $299.3 million, which represents a $37.8 million, or a 14.4% increase, from $261.5 million, for the same period in 1997. The increase in average interest-earning assets was offset by a $32.0 million, or a 13.7% increase in average interest-bearing liabilities to $266.0 million for the quarter ended June 30, 1998, from $234.0 million for the same quarter last year. For the nine months ended June 30, 1998, average interest-earning assets increased by $35.1 million, or 13.7%, to $291.2 million, from $256.1 million for the same period last year. The increase in average interest-earning assets was offset by a $29.3 million, or a 12.8%, increase in average interest-bearing liabilities to $259.0 million for the nine months ended June 30, 1998, as compared to $229.7 million for the same nine month period in 1997. The average yield on interest-earning assets was 7.44% for the quarter ended June 30, 1998, as compared to 7.75% for the quarter ended June 30, 1997, and the average cost of interest-bearing liabilities was 4.47% for the quarter ended June 30, 1998, as compared to 4.33% for the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, the average yield on interest-earning assets was 7.45%, as compared to 7.70% for the same period in 1997, and the average cost of interest-bearing liabilities was 4.51%, as compared to 4.26% for the same period in 1997.

The Company's net interest margin decreased by 42 basis points to 3.48%, for the quarter ended June 30, 1998, as compared to 3.90% for the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, the net interest margin decreased by 43 basis points to 3.46%, as compared to 3.89% for the same period in 1997. The net interest spread decreased 45 basis points and 49 basis points to 2.97% and 2.95%, for the quarter and the nine months ended June 30, 1998, respectively, as compared with 3.42% and 3.44% for the same periods in 1997, respectively. The decline in the net interest margin and net interest spread for the quarter and nine months ended June 30, 1998 reflects the effects of leveraging of the balance sheet.

The Company's provision for loan losses for the quarter ended and the nine months ended June 30, 1998 increased by $7,412 and $6,582, to $118,412 and $313,182 respectively. The provisions for loan losses reflects management's on-going effort to maintain adequate allowances.

Non-interest income, for the quarter ended June 30, 1998, increased $138,400, or 78.8%, to $314,424, as compared to $175,724 for the quarter ended June 30, 1997. For the nine month period ended June 30, 1998, non-interest income increased $335,754, or 69.0%, to $822,604 from $486,850 for the nine month period ended June 30, 1997. The $138,400 increase in non-interest income for the quarter ended June 30, 1998, is primarily attributable to the $93,021 increase in income realized from additional service fee income from increased amounts of demand deposit accounts and automated teller machines (ATM's) related service fees. In addition, the increase in non-interest income was attributable to a $33,716 increase in the gain on sale of investment securities to $36,750 for the quarter ended June 30, 1998, as compared to $3,034 for the same period in 1997. For the nine months ended June 30, 1998, non-interest income increased primarily due to the reasons stated above, in addition to a decrease in provisions for losses on investments in real estate, in which a subsidiary of the Bank has a one-third interest.

Non-interest expenses increased by $119,998, or 8.3%, to $1,565,421 for the quarter ended June 30, 1998, from $1,445,423 for the same period in 1997. During the nine month period ended June 30, 1998, non-interest expenses decreased by $215,486, or 4.8%, to $4,274,075, from $4,489,561 for the nine month period ended June 30, 1997.

For the quarter ended June 30, 1998, salaries and employee benefits increased by $110,577, or 15.1%, to $845,189 from $734,612 for the same period in 1997. For the nine months ended June 30, 1998, salaries and employee benefits decreased by $285,695, or 11.5%, to $2,194,380, from $2,480,075 for the nine months ended
June 30, 1997. The increase in salaries and employee benefits for the quarter ended June 30, 1998 is primarily attributable to higher compensation and employee benefits as a result of the continued increase in the Company's stock paid, whick is used to calculate the expense related to the Company Employee Stock Owners Plan (ESOP). In addition, compensation expense was also affected by normal accruals for annual incentive awards. The decrease in salaries and employee benefits for the nine month period ended June 30, 1998 is primarily attributable to a non-recurring charge of $268,000 for the retirement of a senior officer during the March 1997 quarter.

For the quarter ended June 30, 1998, occupancy expense increased by $3,144 to $129,589 from $126,445 for the same period last year. For the nine months ended June 30, 1998, occupancy expense decreased by $24,753, to $372,420 from $397,173 for the same period in 1997. Equipment expense for the quarter and nine months ended June 30, 1998, increased by $16,370 and $51,799, to $175,372 and $522,146, respectively, from $159,002 and $470,347, respectively for the same periods in 1997. The increase in equipment expense for the quarter and nine months ended June 30, 1998, represents costs associated with the Bank's data processing servicer. Advertising expense, for the quarter and nine months ended June 30, 1998, increased by $8,064 and $52,728, to $16,016 and $76,732, respectively. The increase in advertising expense is primarily attributable to costs associated with an increase in loan and deposit marketing efforts, in addition to the Bank's 50th anniversary and related gift campaigns. The Company has been successful in controlling operating expenses, as evidenced by the efficiency ratio of 54.71% and 51.64%, for the quarter and nine months ended June 30, 1998, respectively, as compared to 53.54% and 53.20% for the same periods in 1997.

For the quarter ended June 30, 1998, income tax expense decreased by $43,614 to $457,023 as compared to $500,637 for the same quarter in 1997. For the nine month period ended June 30, 1998, income tax expense increased by $233,059 to $1,565,564 as compared to $1,332,505 for the same period in 1997, as a result of the increase in income before taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain an average daily balance of specified liquid assets (as defined in the regulations) equal to a monthly average of not less than the specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The
Bank's liquidity ratio for June 30, 1998 was 28.29%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

At June 30, 1998, the Bank had outstanding loan commitments to originate mortgage loans of $15.8 million. Management anticipates that it will have sufficient funds available and borrowing capability to meet its current loan originations and loan purchase commitments. Certificates of deposit, which are scheduled to mature in one-year or less from June 30, 1998 totalled $76.0 million, of which $16.5 million represent "Silver Certificate of Deposit" accounts, which allow one withdrawal of principal per quarter without an early withdrawal penalty for direct deposit customers 62 years of age or older.

Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 4.0% leverage (core) capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2.0% tangible capital standard and a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest rating on the CAMEL financial institution rating system). The Bank's tangible capital and core capital totalled $21.8 million, or 6.5% at June 30, 1998, in excess of the regulatory requirements. The Bank's risk-based capital ratio as of June 30, 1998, was $23.0 million, or 16.7%, also in excess of the regulatory capital requirement of 8.0%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Bank is, however, subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently than its interest-earning assets. The Bank's interest rate risk management policy has been structured to monitor and maintain the Bank's interest sensitivity to within the Board's prescribed limits while attempting to maximize net interest income. In connection with its interest rate risk management strategy, management has emphasized the origination of shorter-term fixed-rate one-to-four family and mixed-use mortgage loans and the purchase of adjustable-rate mortgage loans, or mortgage-backed securities, along with limiting investment purchases to securities with a final maturity or which reprice within five years or less. However, there can be no assurances that the Bank will be able to originate adjustable rate loans or acquire mortgage-backed securities with terms and characteristics which conform with the Bank's underwriting standards, investment criteria or interest rate risk policies. This strategy is necessary to reduce the Bank's exposure to interest rate risk. On the liability side, management closely monitors the pricing of its deposit products, and has made a conscious effort to extend deposit maturities, and secure fixed-rate borrowings when market conditions are favorable.

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

At June 30, 1998, $125.6 million, or 38.3%, of the Bank's interest-earning assets were in adjustable-rate loans and mortgage-backed securities or floating rate investments. The Bank's loan portfolio totalled $193.9 million, of which $79.4 million, or 40.9%, were adjustable-rate loans and $114.5 million, or 59.1% were fixed-rate loans. At June 30, 1998, the mortgage-backed securities held-to-maturity portfolio totalled $30.9 million, of which $17.1 million or 55.5% of the mortgage-backed portfolio were adjustable rate securities and $13.7 million or 44.5% were fixed-rate securities. The mortgage-backed securities portfolio classified as available-for-sale totalled $23.0 million, of which 100% were adjustable-rate securities. During the nine months ended June 30, 1998, the Bank purchased approximately $21.4 million of adjustable-rate mortgage-backed securities and $24.1 million of adjustable-rate mortgage loans.

                             FINANCIAL BANCORP, INC.


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings
                The Company is not presently engaged in any legal proceeding of a material nature.

Item 2.     Changes in Securities and Use of Proceeds
                Not applicable.

Item 3.     Defaults Upon Senior Securities
                Not applicable.

Item 4.     Submission of Matters to a Vote
               of Security-Holders

               Not applicable.

Item 5.     Other information

            On July 20, 1998, Financial Bancorp, Inc. and Dime Community Bancshares, Inc. the holding company for the Dime Savings Bank of Williamsburgh, entered into a definitive merger agreement pursuant to which Dime Community will acquire Financial Bancorp, Inc., subject to regulatory and shareholder approval.

            On September 4, 1997, the Company announced that its Board of Directors authorized its sixth repurchase program. The Company is authorized to purchase up to 170,970 or 10% of its common stock outstanding, from time to time, through open-market transactions, subject to the availability of stock, during a two year period. Since September 4, 1997, the Company repurchased 5,000 shares at an average price of $25.875.

            On July 29, 1998, the Holding Company declared its regular quarterly cash dividend for the quarter ended June 30, 1998, of $0.125 per share, payable on August 12, 1998 to stockholders of record on August 26, 1998.

Item 6.     (A) Exhibits

            Exhibit 3.1  Certificate of Incorporation of Financial
                         Bancorp, Inc. *
            Exhibit 3.2  Bylaws of Financial Bancorp, Inc. *
            Exhibit 11   Earnings Per Share
            Exhibit 27   Financial Data Schedule


            (B) Reports on Form 8-K

            On July 20, 1998, Financial Bancorp, Inc. and Dime Community Bancshares, Inc. the holding company for the Dime Savings Bank of Williamsburgh, entered into a definitive merger agreement pursuant to which Dime Community will acquire Financial Bancorp, Inc., subject to regulatory and shareholder approval. Subsequently on July 23, 1998, Financial Bancorp, Inc. filed a Form 8-K, which reported the terms of the merger. The Merger Agreement was filed as an exhibit thereto.

                                   SIGNATURES


Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Financial Bancorp, Inc.
                                    (Registrant)





Date: August 14, 1998                     By: /s/ Frank S. Lataweic
                                              ----------------------
                                              Frank S. Latawiec
                                              President and Chief
                                              Executive Officer



Date:  August 14, 1998                    By: /s/ P. James O'Gorman
                                              ----------------------
                                              P. James O'Gorman
                                              Senior Vice President and
                                              Chief Financial Officer