Form 10-K
period 1998-09-30
FINANCIAL BANCORP INC
filed 1998-12-29
CIK 855932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                   Annual Report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998
                          Commission File No.: 0-18126


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $55,940,769, based upon the last sales price as quoted on the Nasdaq National Market for December 11, 1998.

     The number of shares outstanding of the registrant's Common Stock as of December 11, 1998 was 1,708,632.

                                      INDEX

                                     Part I
                                                                            Page

Item 1.  Business..........................................................    3
Item 2.  Properties........................................................   30
Item 3.  Legal Proceedings.................................................   30
Item 4.  Submission of Matters to a Vote of Securities Holders.............   30

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................   31
Item 6.  Selected Financial Data...........................................   32
Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   33
Item 7A. Quantitative and Qualitative Disclosure about Market Risk ........   44
Item 8.  Financial Statements and Supplementary Data.......................   45
Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ................................   88

                                    Part III

Item 10. Directors and Executive Officers of the Registrant................   88
Item 11. Executive Compensation............................................   91
Item 12. Security Ownership of Certain Beneficial Owners and Management....  100
Item 13. Certain Relationships and Related Transactions....................  100

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  101

Signatures.................................................................

                                     PART I

Item 1. BUSINESS OF THE COMPANY

General

     Financial Bancorp, Inc. (the "Company"), was formed in February 1994 as the holding company for Financial Federal Savings Bank (the "Bank") in connection with the conversion of the Bank from mutual to stock form of ownership on August 17, 1994. Effective October 20, 1994, the Bank changed its name from Financial Federal Savings and Loan Association to Financial Federal Savings Bank. The Company is headquartered in Long Island City, New York and its principal business currently consists of the operations of the Bank. The Company, as a savings and loan holding company, and the Bank are subject to the regulation of the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Company is listed on the Nasdaq Stock Market under the symbol "FIBC". The
Company does not transact any material business other than through its subsidiary, the Bank. The Bank's primary sources of funds are retail deposits, loan repayments and borrowings. The principal business of the Bank is attracting retail deposits from the areas surrounding its branch offices. The Bank may borrow funds from the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York ("FRB") or through reverse repurchase agreements. These funds are then primarily invested in fixed-rate and adjustable-rate loans on one- to four-family residences, mixed-use property loans, multi-family loans, commercial real estate mortgage loans, and to a lesser extent construction loans. The Bank's revenues are derived principally from interest on loans, mortgage-backed securities, interest and dividends on investment securities and short-term investments, and other fees and service charges.

Planned Merger

     On July 18, 1998, the Company entered into an Agreement and Plan of Merger with Dime Community Bancshares, Inc., a Delaware corporation ("Dime Community"), pursuant to which the Company will be merged with and into Dime Community (the "Merger"). The Merger is intended to constitute a tax-free reorganization for federal income tax purposes. Immediately following the consummation of the Merger, Financial Federal Savings Bank, a federal savings bank and a subsidiary of Financial Bancorp, will merge with and into The Dime Community Savings Bank of Williamsburgh, a federal savings bank and a wholly owned subsidiary of Dime Community. On December 18, 1998, Financial Bancorp's stockholders approved the Merger. The Merger is expected to be completed by the end of January 1999, subject to the receipt by Dime Community of the approval of the Merger by the Office of Thrift Supervision.

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate and adjustable-rate, first and second mortgage loans secured by one- to four-family owner-occupied residences, mixed-use property loans, multi-family real estate loans, commercial real estate loans, and to a lesser extent construction loans. At September 30, 1998, the Bank's total loans receivable equaled $198.1 million, of which $155.7 million, or 78.6%, were one- to four-family residential first mortgage loans. Of the one- to four-family residential first mortgage loans outstanding at that date, $59.0 million, or 37.9% were adjustable-rate mortgage ("ARM") loans. At September 30, 1998, the Bank's loan portfolio also included $2.5 million of one- to four-family residential second mortgage loans, $18.2 million of multi-family loans, $20.2 million of commercial real estate loans, $925,000 of construction loans and $542,000 of other consumer and commercial business loans.

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


                                                                    At September 30,
                                        -------------------------------------------------------------------------
                                                 1998                     1997                     1996
                                        -----------------------  -----------------------  -----------------------
                                                      Percent                  Percent                  Percent
                                          Amount      of Total     Amount      of Total     Amount      of Total
                                        -----------  ----------  -----------  ----------  -----------  ----------
                                                                                     (Dollars in thousands)
Real estate loans:
   Residential one- to four-family:
     First mortgages..................    $155,674       78.59%    $126,440       81.50%    $116,132       80.26%
     Second mortgages.................       2,492        1.26        2,637        1.70        2,780        1.92
   Multi-family.......................      18,207        9.19       11,779        7.59        8,231        5.69
   Commercial.........................      20,240       10.22       13,217        8.52       12,061        8.34
   Construction/land loans............         925        0.47          575        0.37        4,920        3.40
                                          --------      ------     --------      ------     --------      ------
       Total real estate loans........     197,538       99.73      154,648       99.68      144,124       99.61

Consumer/commercial business:
   Consumer...........................         470        0.24          417        0.27          400        0.27
   Commercial business................          72        0.03           77        0.05          168        0.12
                                          --------      ------     --------      ------     --------      ------
     Total consumer/commercial
       business loans.................         542        0.27          494        0.32          568        0.39
                                          --------      ------     --------      ------     --------      ------
       Total loans receivable.........     198,080      100.00%     155,142      100.00%     144,692      100.00%
                                                        ======                   ======                   ======
   Less:
     Loans in process.................         336                      201                    2,509
     Unearned discounts and net
       deferred loan fees.............          60                      244                      296
     Allowance for loan losses........       1,657                    1,405                    1,573
                                          --------                 --------                 --------
                                             2,053                    1,850                    4,378
                                          --------                 --------                 --------
       Total loans receivable, net        $196,027                 $153,292                 $140,314
                                          ========                 ========                 ========

Mortgage-backed securities:
  GNMA ...............................     $17,274       35.31%    $ 23,335       48.73%    $ 27,106       49.41%
  FHLMC (1)...........................      17,993       36.78       15,808       33.02       23,015       41.96
  FNMA (1) ...........................      12,011       24.55        6,835       14.28        2,697        4.92
  Others..............................       1,643        3.36        1,900        3.97        2,035        3.71
                                          --------      ------     --------      ------     --------      ------
Total mortgage-backed securities (2)       $48,921      100.00%    $ 47,878      100.00%    $ 54,853      100.00%
                                          ========      ======     ========      ======     ========      ======


                                                       At September 30,
                                        -------------------------------------------------
                                                 1995                      1994
                                        -----------------------  ------------------------
                                                      Percent                   Percent
                                          Amount      of Total     Amount       of Total
                                        -----------  ----------  -----------  -----------

Real estate loans:
   Residential one- to four-family:
     First mortgages..................     $93,361       82.55%     $72,669        85.29%
     Second mortgages.................       3,806        3.36        4,491         5.27
   Multi-family.......................       4,296        3.80        3,213         3.77
   Commercial.........................       8,031        7.10        2,940         3.45
   Construction/land loans............       3,080        2.72        1,455         1.71
                                          --------      ------      -------       ------
       Total real estate loans........     112,574       99.53       84,768        99.49

Consumer/commercial business:
   Consumer...........................         404        0.36          400         0.47
   Commercial business................         123        0.11           35         0.04
                                          --------      ------      -------       ------
     Total consumer/commercial
       business loans.................         527        0.47          435         0.51
                                          --------      ------      -------       ------
       Total loans receivable.........     113,101      100.00%      85,203       100.00%
                                                        ======                    ======
   Less:
     Loans in process.................       1,485                      352
     Unearned discounts and net
       deferred loan fees.............         311                      226
     Allowance for loan losses........       1,243                    1,120
                                          --------                  -------
                                             3,039                    1,698
                                          --------                  -------
       Total loans receivable, net        $110,062                  $83,505
                                          ========                  =======

Mortgage-backed securities:
  GNMA ...............................    $ 33,144       53.45%     $26,749        53.67%
  FHLMC (1)...........................      22,979       37.06       15,816        31.74
  FNMA (1) ...........................       3,388        5.46        4,368         8.76
  Others..............................       2,497        4.03        2,906         5.83
                                          --------      ------      -------       ------
Total mortgage-backed securities (2)      $ 62,008      100.00%     $49,839       100.00%
                                          ========      ======      =======       ======


----------
(1)  Includes  $20.7 million,  $9.4 million and $5.0 million in  Mortgage-backed
     securities   available  for  sale  as  of  September  30,  1998  and  1997, respectively.

(2)  Mortgage-backed securities are net of premiums and discounts.

Loan and Mortgage-Backed Security Maturity and Repricing

     The following table shows the maturity or period to repricing of the Bank's loan and mortgage-backed security portfolio at September 30, 1998. Loans and mortgage-backed securities that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans and mortgage-backed securities totaled $34.2 million and $20.7 million respectively, for the twelve months ended September 30, 1998.


                                 Mortgage Loans, and Other Loans and Mortgage-Backed Securities
                                                     At September 30, 1998
                          ---------------------------------------------------------------------------

                                                                                                                           Mortgage-
                                         1 - 4       Multi-    Commercial                          Commercial     Total     Backed
                                         Family      Family    Real Estate Construction  Consumer    Other        Loans   Securities
                                        --------    --------   ----------- ------------ ---------- ----------   --------  ----------
                                                                                (In thousands)
Amounts due:
  Within one year ..................    $ 36,531    $    371    $     --    $    925    $     65    $     51    $ 37,943    $ 15,918
  After one year:
    One to two years ...............       3,727          --          --          --          60          21       3,808      10,073
    Two to three years .............       8,447          31          29          --         150          --       8,657       4,524
    Three to four years ............       1,282         439          26          --          12          --       1,759       7,230
    Four to five years .............      12,395       3,609       2,667          --          --          --      18,671       1,518
    After five years ...............      95,785      13,757      17,517          --         183          --     127,242       9,658
                                        --------    --------    --------    --------    --------    --------    --------    --------
    Total due or repricing
        after one year .............     121,636      17,836      20,239          --         405          21     160,137      33,003
                                        --------    --------    --------    --------    --------    --------    --------    --------
Total amounts due or
  repricing, gross .................    $158,167    $ 18,207    $ 20,239    $    925    $    470    $     72    $198,080    $ 48,921
                                        ========    ========    ========    ========    ========    ========    ========    ========


     The following table sets forth at September 30, 1998, the dollar amount of all loans and mortgage-backed securities due after September 30, 1999 and indicates whether such loans and mortgage-backed securities have fixed or adjustable interest rates.


                                           Due After September 30, 1999
                                   --------------------------------------------
                                      Fixed        Adjustable         Total
                                   -----------    -------------    ------------
                                                  (In thousands)
Mortgage loans:
  One- to four-family............     $ 97,929          $23,707        $121,636
  Multi-family...................       14,268            3,568          17,836
  Commercial real estate.........       17,237            3,002          20,239
Other loans......................          240              186             426
                                      --------          -------        --------
Total loans......................     $129,674          $30,463        $160,137
                                      ========          =======        ========
Mortgage-backed securities.......     $ 12,323          $20,680        $ 33,003
                                      ========          =======        ========

     Set forth below is a table showing the Bank's loan origination, purchase and sales activity and activity in mortgage-backed security portfolio for the periods indicated.

                                                                              For the Years Ended September 30,
                                                                       ------------------------------------------------
                                                                          1998               1997                1996
                                                                       ---------          ----------          ---------
                                                                                        (In thousands)

Loans receivable at beginning of period .........................      $ 155,141           $ 144,692           $ 113,101
   Originations:
     First mortgages ............................................         37,872              18,894              21,241
     Second mortgages ...........................................            617                 403                 342
     Multi-family ...............................................          7,175               3,944               2,058
     Commercial .................................................          7,166               4,170               7,491
     Construction/land ..........................................            650                 130               2,870
     Consumer loans .............................................            427                 229                 212
     Student loans ..............................................             37                  35                  54
     Commercial business ........................................              4                   4                  69
     Loan purchases .............................................         24,302               6,717              14,848
                                                                       ---------           ---------           ---------
       Total originations and purchases .........................         78,250              34,526              49,185
                                                                       ---------           ---------           ---------
Transfer of mortgage loans to foreclosed real estate ............           (913)               (411)               (100)
Loans charged-off ...............................................           (149)               (602)               (213)
Repayments and sales ............................................        (34,249)            (23,064)            (17,281)
                                                                       ---------           ---------           ---------
   Total reductions .............................................         35,311             (24,077)            (17,594)
                                                                       ---------           ---------           ---------
Total loans receivable at end of period .........................      $ 198,080           $ 155,141           $ 144,692
                                                                       =========           =========           =========

Mortgage-backed securities at beginning of period ...............      $  47,878           $  54,853           $  62,008
   Purchases ....................................................         22,103               5,046               5,068
   Repayments ...................................................        (20,698)            (12,111)            (12,214)
   Premium amortization .........................................           (115)                (34)                (19)
   Unrealized gain (loss) .......................................           (247)                124                  10
                                                                       ---------           ---------           ---------
Mortgage-backed securities at end of period .....................      $  48,921           $  47,878           $  54,853
                                                                       =========           =========           =========

     One- to Four-Family Residential Mortgage Lending. The Bank offers first mortgage loans primarily secured by one- to four-family residences. Loan originations are obtained from the Bank's loan originators existing customers, referrals from real estate brokers, builders and through advertising and general solicitations. The Bank originates both ARM loans and fixed-rate loans. At September 30, 1998, first mortgage loans secured by residential one- to four-family real estate totaled $155.7 million, or 78.6% of total real estate loans at such date. Of the Bank's first mortgage loans secured by one- to four-family residences, $59.0 million, or 37.9% were ARM loans.

     The Bank has, from time to time, purchased one- to four-family mortgage loans which generally include loans secured by properties located outside the Bank's market area. All loans purchased by the Bank must generally meet the same underwriting criteria as loans originated by the Bank. At September 30, 1998, the Bank had $37.8 million in one-to four-family purchased adjustable mortgage loans and single-family loan participations serviced by others.

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

     The Bank offers adjustable-rate first mortgage loans with interest rates which adjust periodically based upon a spread above an agreed upon index, such as a U.S. Treasury constant maturity index. ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. Borrowers of ARM loans, that reset every twelve months, or less are qualified at the lesser of the first rate adjustment or the fully indexed rate in an effort to reduce the risk of default as the interest rate and underlying payments increase. ARM loans have periodic caps ranging from 1.0% to 2.75% per adjustment period and lifetime caps of 5.0% to 6.0% over the initial rate. The Bank has additional ARM loan products: a 1/1 mortgage loan, 3/1 mortgage loan, 5/1 mortgage loan, 7/1 mortgage loan and a 10/1 mortgage loan which provides for an initial fixed rate period, thereafter adjusting each year.

     Equity and Second Mortgage Loans. The Bank originates equity and second mortgage loans on one- to four-family residences. These loans generally are originated as either fixed-rate or adjustable-rate loans secured by owner-occupied one- to four-family residences with terms from 10 to 25 years. The Bank offers equity and second mortgage loans with maximum combined loan-to-value ratios of up to 80%, or 85% if the borrower has an existing first mortgage with the Bank. At September 30, 1998, the Bank had $2.5 million, or 1.3% of total one- to four-family loans in equity and second mortgage loans, including $882,000 of purchased second mortgage loans, which are subject to recourse against the seller.

     Multi-Family and Commercial Real Estate Loans. The Bank also originates multi-family and commercial real estate loans. As of September 30, 1998, the Bank's total loan portfolio contained $18.2 million, or 9.2% of multi-family loans, and $20.2 million, or 10.2% of commercial real estate loans. The multi-family and commercial real estate loans in the Bank's portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. The Bank's policy has been to originate multi-family and commercial real estate loans primarily in its market area. In making commercial real estate and multi-family loans, the Bank primarily considers the ability of net operating income generated by the real estate to support the debt. Other factors considered are the credit history, financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Maximum loan to value ratios on multi-family and commercial real estate mortgage loans is 70%. In addition, there are prepayment penalties for the life of these multi-family, and commercial real estate loans.

     Construction Loans. The Bank originates loans, on a minimal basis, to finance the construction of one- to four-family homes and to a much lesser extent other properties in its market areas. As of September 30, 1998, the Bank's portfolio contained $925,000 of construction loans, or 0.5% of total loans. Construction loans generally provide for interest-only payments and are originated for a short-term. Borrowers must contribute equity in the construction projects to establish acceptable loan-to-value ratios. The Bank requires personal guarantees from the principals of the borrowing entity. Loan proceeds are disbursed in stages as construction progresses and as inspections warrant.

     Mortgage-backed Securities. The Bank invests in a variety of mortgage-backed securities, 96.6% of which were insured or guaranteed by the FHLMC, GNMA or FNMA at September 30, 1998. The remaining 3.4% was invested in a privately issued mortgage pass-through security. At September 30, 1998, mortgage-backed securities totaled $48.9 million, or 15.4% of total assets, $20.7 million of which are classified by the Bank as available for sale. Of the $48.9 million in mortgage-backed securities, $36.3 million, or 74.3% were adjustable-rate and will reprice within five years. During the year ended September 30, 1998, the Bank purchased $22.1 million of mortgage-backed securities and received prepayments and scheduled principal amortization of $20.7 million.

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

     At September 30, 1998, the Bank had 10 mortgage loans delinquent 90 days or more totaling $1.6 million, of which $1.6 million are attributed to one- to four-family mortgage loans. At September 30, 1998, the Bank's real estate owned totaled $739,000, of which $419,000, comprised of 4 one-to-four family properties. The balance of the Bank's real estate owned consisted of two multi-family properties totalling $320,000.

     Delinquent and Non-Performing Loans. At September 30, 1998, 1997 and 1996, delinquencies in the Bank's loan portfolio were as follows:


                                                  At September 30, 1998                           At September 30, 1997
                                    -------------------------------------------------  ---------------------------------------------
                                         60 - 89 Days            90 Days or More            60 - 89 Days          90 Days or More
                                    ---------------------    ------------------------  ----------------------  ---------------------
                                               Principal                 Principal                Principal                Principal
                                    Number of  Balance of    Number of   Balance of    Number of  Balance of   Number of  Balance of
                                      Loans      Loans        Loans        Loans        Loans       Loans        Loans       Loans
                                    ---------  ----------    ---------   ----------    ---------  ----------   ---------  ----------
                                                                        (Dollars in thousands)

Residential one- to four-family:
  First mortgages ................        5        $517          10       $1,590            4       $419           16       $2,038
  Second mortgages................        1          42          --           --            1         45            2           11
Multi-family residential .........       --          --          --           --           --         --            2          350
Commercial real estate............       --          --          --           --           --         --           --           --
Consumer loans....................       --          --           4           10           --         --            4           32
Commercial Business...............       --          --          --           --           --         --           --           --
                                        ---        ----         ---       ------          ---       ----          ---       ------
         Total loans..............        6        $559          14       $1,600            5       $464           24       $2,431
                                        ===        ====         ===       ======          ===       ====          ===       ======

Delinquent loans and non-
performing loans to total loans...                 0.28%                    0.81%                   0.30%                     1.57%


                                                                                At September 30, 1996
                                                            -----------------------------------------------------------
                                                                  60 - 89 Days                      90 Days or More
                                                            -----------------------            -------------------------
                                                                         Principal                            Principal
                                                            Number of    Balance of            Number of      Balance of
                                                              Loans        Loans                 Loans          Loans
                                                            ---------    ----------            ---------      ----------
                                                                              (Dollars in thousands)
Residential one- to four-family:
  First mortgages........................                         1           $175                 15            $1,486
  Second mortgages.......................                        --             --                  1               200
Multi-family residential.................                        --             --                  2               350
Commercial real estate...................                        --             --                 --                --
Consumer loans...........................                        --             --                  4                11
Commercial Business......................                        --             --                  1                45
                                                               ----           ----                ---            ------
         Total loans.....................                         1           $175                 23            $2,092
                                                               ====           ====                ===            ======

Delinquent and non-performing
  loans to total loans...................                                     0.12%                                1.45%

     The following table sets forth information regarding non-accrual mortgage loans, loans delinquent 90 days or more and still accruing interest, investments in real estate, real estate owned ("REO") and in-substance foreclosure loans. The Bank continues to accrue interest on loans delinquent 90 days or more until commencement of foreclosure proceedings or until recovery of interest is considered by the Bank to be doubtful based on the value of the property and other considerations. During the years ended September 30, 1998, 1997 and 1996, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $117,000, $242,000 and $207,000, respectively. The Bank collected interest income on such non-accrual loans in the amounts of $40,000, $70,000 and $43,000 during the years ended September 30, 1998, 1997 and 1996, respectively.


                                                                                   At September 30,
                                                       -------------------------------------------------------------------------
                                                          1998           1997            1996            1995            1994
                                                       ----------     ----------      ----------      ----------      ----------
                                                                                    (In thousands)
Non-accrual delinquent mortgage
    loans ..........................................     $1,590          $2,164          $1,911          $1,794          $1,624
Delinquent other loans .............................         10              32              56              11               5
Mortgage loans delinquent 90 days
    or more and accruing ...........................         --             424             125             137              30
                                                         ------          ------          ------          ------          ------
    Total non-performing loans .....................      1,600           2,620           2,092           1,942           1,659
Investment in real estate (net
  valuation allowance) .............................      3,320           3,355           3,308           3,531           2,789
Real estate owned ..................................        739             471             378             591             620
                                                         ------          ------          ------          ------          ------
     Total non-performing assets ...................     $5,659          $6,446          $5,778          $6,064          $5,068
                                                         ======          ======          ======          ======          ======
Non-performing loans
    to total loans .................................       0.81%           1.69%           1.45%           1.72%           1.95%
Total non-performing assets
    to total assets ................................       1.78%           2.17%           2.17%           2.65%           2.95%


     The above table does not include participation loans serviced by TASCO and its successor in the amount of $1.9 million and $2.2 million at September 30, 1998 and 1997, respectively. Interest income that could have been recognized based on contractual terms amounts to $161,000 and $169,000 for the years ended September 30, 1998 and 1997, respectively. Interest income recorded only when collected amounted to approximately $108,000 and $79,000 during the years ended September 30, 1998 and 1997, respectively.

     Impaired loans and related amounts recorded in the allowance for loan losses at September 30, 1998 and 1997 are summarized as follows in thousands:


                                                            September 30,
                                                          -----------------
                                                           1998       1997
                                                          ------     ------
                                                           (In thousands)

     Recorded investment in impaired loans:
              With recorded allowance ...............     $2,060     $2,511
              Without recorded allowance ............         --         --
                                                          ------     ------
              Total impaired loans ..................      2,060      2,511
     Related allowances for loan losses .............        426        225
                                                          ------     ------
              Net impaired loans ....................     $1,634     $2,286
                                                          ======     ======

     For the year ended September 30, 1998 and 1997, interest income that would have been recognized for these loans had they been performing in accordance with the original terms was approximately $170,000 and $206,000, respectively, and interest income recognized when received was $108,000 and $79,000, respectively.

     The average balance of impaired loans during the years ended September 30, 1998 and 1997 approximated $2.2 million and $2.3 million, respectively.

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

     At September 30, 1998, classified assets totaled $6.5 million, or 2.0% of total assets, of which $1,000 classified as "Doubtful" and the remaining classified as "Substandard" consisted of 10 one- to four-family loans totaling $1.6 million, TASCO participation loans totaling $794,000 and six foreclosed real estate properties totaling $739,000 and $3.3 million in investment real estate. Real estate owned and investment in real estate are carried at the lower of cost or fair value less costs of disposal. Assets classified as "Doubtful" include 1 consumer loan for $1,000. Assets designated as "Special Mention" totaled $1.5 million, which consists primarily of one commercial loan for $1.2 million.

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

     REO consists of real estate acquired by foreclosure or a deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value at the earlier date of acquisition. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. Investments in real estate include investments in non-consolidated joint ventures. These investments are recorded at the lower of cost or fair value. The amounts ultimately recoverable from investments in real estate could differ from the net carrying value of the assets. See "Subsidiary and Joint Venture Activities--FinFed Development Corp."

     The following table sets forth the Bank's allowances for loan losses at the dates indicated:

                                                             Year Ended September 30,
                                            ----------------------------------------------------------
                                             1998         1997         1996         1995         1994
                                            ------       ------       ------       ------       ------
                                                              (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period .......      $1,405       $1,573       $1,243       $1,120       $1,005
Charge-Offs:
     One- to four-family .............          65           39           --           31           51
     Multi-family ....................         114           --          213          189           --
     Commercial ......................          --          504           --           --           --
     Consumer and other loans ........          --           59           --           --           19
                                            ------       ------       ------       ------       ------
Total charge-offs ....................         179          602          213          220           70
Recoveries ...........................          30            7           --            1            2
Provision for loan losses ............         401          427          543          342          183
                                            ------       ------       ------       ------       ------
Balance at end of period .............      $1,657       $1,405       $1,573       $1,243       $1,120
                                            ======       ======       ======       ======       ======
Ratio of total charge-offs during the
  period to average loans outstanding
  during the period ..................        0.10%        0.41%        0.17%        0.23%        0.08%
Ratio of allowance for loan losses to
  total loans at the end of the period        0.84%        0.91%        1.09%        1.10%        1.31%
Ratio of allowance for loan losses to
  non-performing loans at the end of
  the period .........................      103.56%       53.63%       75.19%       63.97%       67.48%


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

                                                                      At September 30,
                       -------------------------------------------------------------------------------------------------------------
                              1998                   1997                   1996                  1995                 1994
                       --------------------  ---------------------  --------------------   --------------------  -------------------
                                 % of Loans             % of Loans            % of Loans            % of Loans           % of Loans
                                  in each                in each               in each                in each              in each
                                category to            category to           category to            category to          category to
                       Amount   total loans  Amount    total loans  Amount   total loans   Amount   total loans  Amount  total loans
                       ------   -----------  ------    -----------  ------   -----------   ------   -----------  ------  -----------
                                                                    (Dollars in thousands)
Real Estate Loans:
   Residential
one- to four-family    $1,066      64.34%    $1,040       83.20%    $  650       82.18%    $  305       85.91%    $  293     90.56%
   Multi-family ...       198      11.95        121        7.59         53        5.69        218        3.80        278      3.77
   Commercial .....       375      22.63        231        8.52        757        8.34        686        7.10        529      3.45
Commercial
business loans ....         3       0.18          8        0.05         57        0.12         12        0.11          4      0.04
Construction/land .        12       0.72          2        0.37         53        3.40         17        2.72          9      1.71
Consumer ..........         3       0.18          3        0.27          3        0.27          5        0.36          7       0.4
                       ------     ------     ------      ------     ------      ------     ------      ------     ------    ------
      Total
    allowance for
      loan losses .    $1,657     100.00%    $1,405      100.00%    $1,573      100.00%    $1,243      100.00%    $1,120    100.00%
                       ======     ======     ======      ======     ======      ======     ======      ======     ======    ======

Investment Activities

     The Bank is required to maintain liquid assets at minimum levels which vary from time to time. The Bank increases or decreases its liquid investments depending on the availability of funds and comparative yields on liquid investments relative to the return availability of mortgage loans. The Bank's liquid investments primarily include United States Government callable agency securities, and overnight federal funds. Historically, the Bank has maintained its liquid assets at levels well above the minimum regulatory requirements. At September 30, 1998, $36.0 million, or 11.3% of the Bank's total assets were invested in investment securities with final maturities of five years or less.

     The following table sets forth certain information regarding the carrying and market values of the Bank's portfolio of investment securities at the dates indicated:


                                                                                At September 30,
                                                    ------------------------------------------------------------------------
                                                            1998                      1997                     1996
                                                    --------------------      --------------------     ---------------------
                                                    Carrying      Market      Carrying      Market     Carrying       Market
                                                     Value        Value        Value        Value        Value        Value
                                                    -------      -------      -------      -------      -------      -------
                                                                      (In thousands)
Investment Securities held to maturity:
U.S. Government and agency obligations .......      $46,200      $46,595      $69,410      $69,223      $51,122      $49,903
                                                    -------      -------      -------      -------      -------      -------
Total investment securities held to maturity .      $46,200      $46,595      $69,410      $69,223      $51,122      $49,903
                                                    =======      =======      =======      =======      =======      =======
Available for sale:
U.S. Treasury securities .....................      $    --      $    --      $    --      $    --      $ 2,908      $ 2,908
Corporate stocks .............................          708          708          731          731          700          700
Corporate bonds ..............................        5,580        5,580           --           --           --           --
                                                    -------      -------      -------      -------      -------      -------
Total investment securities available for sale      $ 6,288      $ 6,288      $   731      $   731      $ 3,608      $ 3,608
                                                    =======      =======      =======      =======      =======      =======

         The following table sets forth the carrying values, market values and average yields for the Bank's debt security portfolio by maturity at September 30, 1998.

                           One to Five Years           Five to Ten Years            After Ten Years       Total Investment Portfolio
                      --------------------------  --------------------------  --------------------------  --------------------------
                      Carrying   Market  Average  Carrying   Market  Average  Carrying   Market  Average  Carrying   Market  Average
                       Value     Value    Yield    Value     Value    Yield    Value     Value    Yield    Value     Value    Yield
                      --------   -----   -------  --------   -----   -------  --------   -----   -------  --------   -----    -----
                                                              (Dollars in thousands)
U.S. Government
 agency securities .  $35,995   $36,304   6.25%   $ 7,237   $ 7,316   6.58%   $ 2,968   $ 2,975   8.20%   $46,200   $46,595   6.43%
Corporate bonds ....       --        --     --         --        --     --      5,853     5,580   6.31      5,853     5,580   6.31
                      =======   =======   ====    =======   =======   ====    =======   =======   ----    =======   =======   ----
      Total ........  $35,995   $36,304   6.25%   $ 7,237   $ 7,316   6.58%   $ 8,821   $ 8,555   6.94%   $52,053   $52,175   6.42%
                      =======   =======   ====    =======   =======   ====    =======   =======   ====    =======   =======   ====

Sources of Funds

     General. The Bank's lending and investment activities are predominantly funded by savings deposits, interest and principal payments on loans and other investments, FHLB advances, other borrowings and proceeds from the maturities of securities.

     Deposits. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of savings and club accounts, interest-bearing and non-interest-bearing demand deposit accounts, money market deposit accounts and certificates of deposit. In addition to the standard certificates of deposit, the Bank has designed special flexible certificates of deposit ("CDs") to accommodate its customers. The Bank also offers the Silver Certificate of Deposit to all direct deposit customers 62 years of age or older. This twelve month time deposit pays a bonus rate of 1/8 of 1% (.125%) over the standard twelve month time deposit and allows one withdrawal of principal per quarter without an early withdrawal penalty. As of September 30, 1998, Silver Certificates of Deposit represented $15.6 million, or 12.7% of certificates outstanding. The Bank only solicits deposits from its market area and does not use brokers to obtain deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract new and retain existing deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                               For the Years Ended September 30,
                                               --------------------------------
                                                1998         1997        1996
                                               --------    --------    --------
                                                        (In thousands)

Deposits ...................................   $467,844    $313,206    $267,595
Withdrawals ................................    462,073     310,797     258,815
                                               --------    --------    --------
Net increase (decrease) before interest
credited ...................................      5,771       2,409       8,780
Interest credited ..........................      8,933       8,102       7,612
                                               --------    --------    --------
Net increase (decrease) in deposits ........   $ 14,704    $ 10,511    $ 16,392
                                               ========    ========    ========


     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 1998.


                                                                 (In thousands)
Maturity Period:
Three months or less .......................................         $ 2,229
Over three through six months ..............................           1,711
Over six through 12 months .................................           2,736
Over 12 months .............................................           7,446
                                                                     -------
      Total ................................................         $14,122
                                                                     =======

     The following table sets forth the distribution of the Bank's deposit accounts at September 30, 1998, 1997 and 1996 and the weighted average nominal interest rates on each category of deposits presented at September 30, 1998, 1997 and 1996.

                                                      1998                          1997                         1996
                                          --------------------------    ----------------------------  ---------------------------
                                                            Weighted                        Weighted                     Weighted
                                                             Average                         Average                      Average
                                          Percent    Amount   Rate      Percent     Amount    Rate    Percent    Amount     Rate
                                          -------    ------ --------    -------     ------    ----    -------    ------     ----
                                                         (Dollars in thousands)
Non-interest-bearing demand ...........     5.73%   $ 13,065   0.00%      4.72%   $ 10,089    0.00%    3.52%   $  7,156     0.00%
Interest-bearing demand ...............     6.98      15,914   1.87       7.22      15,399    2.17     9.18      18,622     2.18
Savings and club ......................    33.43      76,267   2.13      34.73      74,109    2.20    36.52      74,084     2.11
Certificates of deposit ...............    53.86     122,850   5.61      53.33     113,797    5.80    50.78     103,022     5.85
                                          ------    --------            ------    --------           ------    --------
     Total deposits ...................   100.00%   $228,096   3.86%    100.00%   $213,394    4.01%  100.00%   $202,884     3.94%
                                          ======    ========            ======    ========           ======    ========


     The following table presents the amount of the Bank's certificates of deposit outstanding, based upon weighted-average rate categories, at September 30, 1998, 1997 and 1996, based upon contractual periods to maturity, at September 30, 1998.

                                               Period to Maturity from September 30, 1998                    At September 30,
                                   ----------------------------------------------------------------   ------------------------------
                                               One to     Two to     Three to   Four to     After
                                   Less Than     Two      Three       Four       Five       Five
                                    One Year    Years     Years       Years      Years      Years       1998       1997      1996
                                   ---------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (In thousands)
Certificate accounts:
     3.00% to 3.99% .............   $  3,391   $     --   $     --   $     --   $     --   $     --   $  3,391   $     45   $    163
     4.00% to 4.99% .............     31,446        881        356        132        119         --     32,934     12,148     24,776
     5.00% to 5.99% .............     42,349     10,555      2,979        347      1,705        172     58,107     73,056     50,468
     6.00% to 6.99% .............      3,095      2,100      2,022      3,509        747         15     11,488     12,333     10,685
     7.00% to 7.99% .............         --     11,102      5,768         --         --         --     16,870     16,161     16,879
     8.00% to 8.99% .............         --         --         60         --         --         --         60         54         51
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------

         Total ..................   $ 80,281   $ 24,638   $ 11,185   $  3,988   $  2,571   $    187   $122,850   $113,797   $103,022
                                    ========   ========   ========   ========   ========   ========   ========   ========   ========

Borrowings

     Advances From Federal Home Loan Bank of New York. In the past and from time to time, the Bank has obtained fixed-rate advances from the Federal Home Loan Bank of New York ("FHLB") as a source of funding in order to take advantage of favorable rates of interest in comparison to its other sources of funds. The Bank's FHLB advances are generally secured by the Bank's mortgage loans and the Bank's investment in the stock of the FHLB. In addition, the Bank has available an overnight line of credit with the FHLB, subject to the terms and conditions of the lender's overnight advance program, in the amount of $29.7 million. Advances under this line of credit, which expires on December 23, 1998, are made for one-day periods. As of September 30, 1998, advances were secured by stock of Federal Home Loan Bank in the amount of $2.1 million and mortgage loans with an unpaid balance of $29.5 million. Information concerning advances from FHLB are summarized as follows:

                                                                                 September 30,
                                               Interest         -------------------------------------------------
                 Maturity                        Rate               1998              1997              1996
------------------------------------------  -------------       -------------    --------------    --------------
                                                                                  (In thousands)
Overnight advances due
  October 1996 ............................    6.125%             $   --             $   --             $  525
Notes maturing in
  February 1997 ...........................    5.133%                 --                 --              1,200
Notes maturing in
  December 1997 ...........................    5.597%                 --              2,000              2,000
Notes maturing in
  December 1998 ...........................    5.670%              6,000              6,000              6,000
                                                                  ------             ------             ------
                                                                  $6,000             $8,000             $9,725
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


                                                                                 September 30,
                                               Interest         -------------------------------------------------
                 Maturity                        Rate               1998              1997              1996
------------------------------------------  -------------       -------------    --------------    --------------
                                                                                (In thousands)
December 1996                                   5.44%            $    --            $    --            $14,046
December 2001                                  5.291%                 --              5,000                 --
May 2002                                       5.813%             10,000             10,000                 --
August 2002                                     5.62%             10,000             10,000                 --
November 2004                                  5.963%              5,000                 --                 --
December 2004                                   5.93%              7,000                 --                 --
June 2008                                       5.05%             10,000                 --                 --
                                                                 -------            -------            -------
                                                                 $42,000            $25,000            $14,046
                                                                 =======            =======            =======

     At September 30, 1998, these borrowings are callable or will reprice within one year and at periodic intervals thereafter except the borrowing maturing in May 2002, which is callable every three months.

     Information concerning borrowings collateralized by securities sold under agreements to repurchase is summarized as follows:

                                                  Year Ended September 30,
                                              ---------------------------------
                                               1998         1997         1996
                                              -------      -------      -------
                                                       (In thousands)

Average balance during
  the year ..............................     $34,033      $12,010      $ 8,228
Average interest rate
  during the year .......................        5.79%        5.53%        5.70%
Maximum month end
   balance during the year ..............      42,000       25,000       15,064
Investment securities underlying
  the agreement at year end:
         Carrying value .................     $45,961      $28,545      $15,120
         Estimated market value .........     $45,844      $28,427      $14,520


Treasury Tax and Loan Account Borrowings

     At September 30, 1998 and 1997, the Bank had borrowings from the Federal Reserve Bank of New York under the Treasury Tax and Depository program in the amount of $7.8 million and $20.0 million, respectively, at an interest rate of 5.41% and 5.20%, respectively, per annum payable on demand. These borrowings are secured by investment securities with a carrying value of $30.6 million and $22.2 million and fair value of $30.8 million and $21.2 million, respectively.

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

     842 Manhattan Avenue Corp. 842 Manhattan Avenue, a wholly-owned subsidiary of the Company, was incorporated in October, 1995, for the purpose of holding a Bank owned property for lease. At September 30, 1998, this subsidiary's investment consists of the building located at 842 Manhattan Avenue, Greenpoint, Brooklyn.

     FinFed Funding Ltd. FinFed Funding Ltd., a wholly-owned subsidiary of the Bank, was incorporated in March 1985. It serves as a conduit for funding investments through the Bank's real estate development subsidiary. As of September 30, 1998, the subsidiary is inactive.

     FinFed Development Corp. This wholly-owned subsidiary of the Bank was incorporated in May 1985 for the purpose of participating as a general partner in a real estate joint venture, AFT Associates, with another New York City metropolitan area financial institution and a local real estate developer. In
May 1985, AFT Associates acquired a parcel of land for the development of approximately 400 lots designated for both detached residences and condominiums. In July 1996, AFT Associates received the required approvals necessary to develop the land for resale. The subsidiary has a one-third interest in any profits realized from the sale of the developed property. As of September 30, 1998, the Bank's investment of $3.3 million in AFT Associates has been classified as substandard. Subsequent to receiving the required approvals necessary to develop the land, the joint venture entered into an agreement to sell this parcel of land owned by AFT Associates. On November 23, 1998, AFT Associates sold this parcel of land. The sale of the joint venture's land will have a positive effect on both the Bank's level of classified assets and interest-earning assets. In addition, pursuant to the Merger Agreement, the Company will be permitted to pay a one time Special Dividend of $1.00 per share to its stockholders, which was contingent on the sale of this participation in the joint venture.

     FS Agency Inc. This wholly-owned subsidiary of the Bank was formed in August 1988 as a conduit to the Bank for commissions on the sale of tax deferred annuities and life insurance. As of September 30, 1998, its total assets were $33,000.

     At September 30, 1998, the Bank's loans to and investments in one of its wholly owned subsidiaries, FS Agency Inc., were not subject to the deduction from capital in accordance with FIRREA. However, the Bank's other wholly owned subsidiaries, FinFed Funding Ltd. and FinFed Development Corp. are, or have been, engaged in real estate development activities that are not permitted for a national bank, and thus are subject to the general rule requiring the Bank's loans to and investments in the subsidiaries to be deducted from capital.

Personnel

     As of September 30, 1998 the Bank had 54 full-time employees and 7 part-time employees.

                           REGULATION AND SUPERVISION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"), and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The description of statutory provisions and regulations applicable to savings institutions set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued to implement those statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, nonresidential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At September 30, 1998, limit on loans to one borrower was $3.9 million. At September 30, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.7 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to either qualify as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 or maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1998, the Bank maintained 85.6% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 1998. Therefore, the Bank met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
(ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At September 30, 1998, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for September 30, 1998 was 9.9% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report.

     Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

     Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4 (c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and principal shareholders (generally considered to be those owners controlling or having the power to vote ten percent or more of any class of the Company's stock) as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the FRA, and the Federal Reserve Board's ("FRB") Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. Most recently, the agencies have issued safety and soundness standards for Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 3.0% leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of September 30, 1998, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

     At September 30, 1998, the Bank met each of its capital requirements. The following table sets forth in terms of dollars and percentages the OTS tangible, leverage and risk-based capital requirements, and the Bank's historical amounts and percentages at September 30, 1998.

                                                            At September 30, 1998
                                       -----------------------------------------------------------------
                                         Capital     Required   Actual     Actual     Excess      Excess
                                       Requirement    Percent   Capital    Percent    Capital    Percent
                                       -----------    -------   -------    -------    -------    -------
Tangible.......................          $  4,708       1.5%    $22,746      7.25%    $18,038      5.75%
Leverage.......................            12,554       4.0      22,746      7.25      10,192      3.25
Risk-based.....................            11,054       8.0      23,957     17.34      12,903      9.34

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance on Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk- based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for SAIF-assessable deposits for fiscal 1998 to a range of 0 to 27 basis points. The assessment rate for the Company's SAIF-assessable deposits for fiscal 1998 was 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 1998 for the assessment for deposit insurance and the FICO payments was $125,000, as compared to $173,000 paid in fiscal 1997.

     Thrift Rechartering Legislation. The Funds Act provides that the Bank Insurance Fund (the "BIF") and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House of Representatives would not affect the federal thrift charter, but would subject unitary savings and loan holding companies to the same activities restrictions applicable to multiple savings and loan holding companies. Unitary holding companies existing on or applied for by March 31, 1998 would be grandfathered. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 1998, of $2.1 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to $146,000, $115,000 and $103,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: For accounts aggregating $47.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3.0%; and for accounts greater than $47.8 million, the reserve requirement is $1.48 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the holding company's subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company (i.e., one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5.0% of the stock of a company engaged in impermissible activities.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Federal law generally provides that no "person," (defined to include a company) acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. This requirement would apply to acquisitions of the Company's stock.

Federal Securities Laws

     The Company's Common Stock is registered with the SEC under the Exchange Act of 1934, as amended (the "Exchange Act"). The Company and its officers and directors are subject to periodic reporting, proxy solicitation regulations, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of 1933 (the "Securities Act") of shares of the Common Stock issued in the Conversion or pursuant to the Company's employee stock benefit plans does not cover the resale of such shares. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1.0% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Shares acquired from the Company that are deemed to be restricted under the definition of that term in Rule 144, must be held for a period of at least one year before they may be publicly resold. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a consolidated/unconsolidated basis and the accrual/cash method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service ("IRS") during the last eight (8) years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

     In August 1996, provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after September 30, 1998, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted and elects to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created by an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, presumably taxed at a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     Corporate Alternative Minimum Tax ("AMT"). The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

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

Impact of New Accounting Standards

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Companies will be required to (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires classification of prior periods represented. As the requirement of SFAS 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim period issued to shareholders. It also requires that a company report certain information about their products and services, geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. As the requirements of SFAS 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operation.

     In April  1998,  the FASB  issued SFAS 131,  "Employers  Disclosures  About
Pensions and Other Post Retirement Benefits." SFAS 132 standardizes the disclosure requirements for these plans and it requires additional information about changes in the benefit obligations and fair value of plan assets. The statement is effective for fiscal years beginning after December 15, 1997 and information for previous periods presented for comparative purposes is required to be restated. As the statement does not change measurement or recognition standards for these plans and is only disclosure related, its implementation will have no impact on the Company's financial condition or results of operation.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement supersedes SFAS 80, "Accounting for Futures Contracts," 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends Statement 107, "Disclosures about Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement
105. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Bank is currently assessing the impact of this Statement on the Bank's financial reporting process.

ITEM 2. PROPERTIES

     The Bank conducts its business through its main office and four full-service branch offices. Loan originations are processed at the main office. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                 Lease                     Net
                                                               Date           Expiration Date           Book Value
                                             Owned/        Acquired or          Including              September 30,
               Location                      Leased           Leased             Options                    1998
--------------------------------------     -----------    --------------    -------------------    ------------------
                                                                                                     (In thousands)
Main Office:
   Long Island City
   42-25 Queens Boulevard.............        Owned            1962                 --                     $  556
Branches:
   Long Island City
   45-14 46th Street..................       Leased            1976                2001                         5
   Jackson Heights
   75-23 37th Avenue..................       Leased            1990                2005                       164
   Flushing
   59-23 Main Street..................       Leased            1974                2013                       191
   Brooklyn
   814 Manhattan Avenue...............        Owned            1995                 --                      1,025
                                                                                                           ------

Total                                                                                                      $1,941
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on December 18, 1998.

     The Stockholders approved the merger with Dime Community Bancshares, Inc., with 1,153,206 (67.5%) shares cast in favor, 2,645 (.2%) shares cast against and 5,530 (.3%) shares abstaining.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Financial Bancorp, Inc. common stock is traded on the Nasdaq National Market under the symbol "FIBC." The table below shows the reported high and low sales price of the common stock during the periods indicated in the fiscal years ended September 1998 and 1997.

                                      1998                                                       1997
                     ----------------------------------                           ------------------------------------
                       High         Low       Dividends                             High          Low        Dividends
                     --------      ------     ---------                           --------      ------       ---------

First Quarter.....    25 3/4       22 1/4      0.10            First Quarter....  15 1/4        14            0.075
Second Quarter....    27           22          0.125           Second Quarter...  18 1/2        15            0.10
Third Quarter.....    32 1/4       24 3/4      0.125           Third Quarter....  18 1/4        14 7/8        0.10
Fourth Quarter....    37 5/8       30 1/4      0.125           Fourth Quarter...  23 15/16      18 1/8        0.10

     As of November 30, 1998, the Company had approximately 621 stockholders of record. At December 11, 1998, the Company had 1,708,632 shares of common stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain summary historical financial information concerning the financial position of Financial Bancorp, Inc. (the
"Company"), including its subsidiary, Financial Federal Savings Bank (the "Bank"), for the period and at the dates indicated. The financial data is derived in part from, and should be read in conjunction with, the consolidated financial statements and related notes of the Company contained elsewhere herein.

                                                                                       At September 30,
                                                           ------------------------------------------------------------------------
                                                             1998            1997            1996            1995            1994
                                                           --------        --------        --------        --------        --------
                                                                                        (In thousands)
Financial Condition Data:
Total assets .......................................       $318,611        $296,956        $266,763        $228,823        $171,642
Total loans receivable, net ........................        196,027         153,292         140,314         110,062          83,505
Investments securities (1) .........................         54,599          71,986          56,406          40,359          17,801
Mortgage-backed securities (2) .....................         48,921          47,878          54,853          62,008          49,839
Deposits ...........................................        228,096         213,394         202,884         186,492         140,182
Borrowed Funds .....................................         55,770          53,000          33,652          12,501              --
Stockholders' equity ...............................         29,175          26,856          25,787          27,179          29,300


                                                                              For the Year Ended September 30,
                                                          ------------------------------------------------------------------------
                                                            1998            1997            1996            1995            1994
                                                          --------        --------        --------        --------        --------
                                                                                        (In thousands)
Selected Operating Data:
Interest income ....................................       $ 21,965        $ 20,072        $ 17,823        $ 14,256        $ 10,490
Interest expense ...................................         11,790          10,029           8,691           6,286           4,000
                                                           --------        --------        --------        --------        --------
Net interest income ................................         10,175          10,043           9,132           7,970           6,490
                                                           --------        --------        --------        --------        --------
Provision for loan losses ..........................            401             427             543             342             183
                                                           --------        --------        --------        --------        --------
Non-interest income:
   Fees, service charges,
     gain/(loss) on sales and
     other income ..................................          1,015             655             490             309             355
   Gain/(loss) from real estate
     operations ....................................            (58)             28            (313)           (618)           (300)
                                                           --------        --------        --------        --------        --------
   Total non-interest income
     (loss): .......................................            957             683             177            (309)             55
                                                           --------        --------        --------        --------        --------

Non-interest expense:
   Salaries and employee
     benefits ......................................          2,965           3,207           3,048           2,619           2,301
   Occupancy and equipment .........................          1,195           1,155           1,064           1,048             826
   Advertising .....................................             84              62              70             129              41
   Loss (income) from real
     estate owned ..................................             22              16              84              77             (12)
   Federal insurance
     premiums (3) ..................................            125             173           1,502             390             360
   Miscellaneous ...................................          1,223           1,253           1,170           1,014             668
                                                           --------        --------        --------        --------        --------
   Total non-interest expense ......................          5,614           5,865           6,938           5,277           4,184
                                                           --------        --------        --------        --------        --------
Income before income taxes .........................          5,117           4,434           1,828           2,042           2,178
Income tax expense .................................          2,116           1,929             675             836             921
                                                           --------        --------        --------        --------        --------
Net income .........................................       $  3,001        $  2,505        $  1,153        $  1,206        $  1,257
                                                           ========        ========        ========        ========        ========

                                                                                                At or for the
                                                                                          Year Ended September 30,
                                                                      -------------------------------------------------------------
                                                                      1998          1997          1996          1995          1994
                                                                      ----          ----          ----          ----          ----
Selected Financial Ratios and Other Data:
Stockholders' equity to assets at period end .................         9.16%         9.04%         9.67%        11.88%        17.07%
Return on average assets .....................................         0.92          0.92          0.47          0.60          0.79
Return on average equity .....................................        10.69          9.57          4.31          4.18          9.76
Net interest rate spread .....................................         2.95          3.43          3.48          3.70          4.12
Net interest margin ..........................................         3.45          3.87          3.91          4.18          4.29

Operating expenses to average assets (4)(5) ..................         1.81          2.05          2.20          2.57          2.63
Efficiency ratio(4)(5) .......................................        50.61         52.31         56.01         62.81         61.29
Non-performing assets to total assets ........................         1.78          2.17          2.17          2.65          2.95
Non-performing loans to total loans ..........................         0.81          1.69          1.45          1.72          1.95
Allowance for loan losses to total loans .....................         0.84          0.91          1.09          1.10          1.31
Number of full-service facilities ............................            5             5             5             5             5

------------------------------
(1) Includes Federal Home Loan Bank of New York ("FHLB") stock and investments available for sale.

(2)  Includes mortgage-backed securities available for sale.

(3) Includes non-recurring SAIF assessment of $1,115,000 for the year ended September 30, 1996.

(4) Operating expenses represent total non-interest expenses excluding (income) loss from real estate owned.

(5) Excludes non-recurring SAIF assessment of $1,115,000 and severance payment of $369,000 for the year ending September 30, 1996 and severance payment of $268,000 for the year ending September 30, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Financial Bancorp, Inc. ("the Company"), is the holding company for Financial Federal Savings Bank ("the Bank"), which converted to a federally chartered stock savings association on August 17, 1994 and to a federally chartered stock savings bank on October 20, 1994. The Company is headquartered in Long Island City, New York and its principal business currently consists of the operations of the Bank. The Bank's results of operations are primarily dependent on net interest income, which is the difference between income earned on its loan, mortgage-backed securities and investment securities portfolio, and its cost of funds, consisting primarily of the interest paid on its deposits and borrowings. The Bank's non-interest expenses principally consists of salaries and employee benefits, occupancy and equipment expenses, federal deposit insurance premiums, and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Planned Merger

     On July 18, 1998, the Company entered into an Agreement and Plan of Merger with Dime Community Bancshares, Inc., a Delaware corporation ("Dime Bancshares"), pursuant to which the Company will be merged with and into Dime Bancshares (the "Merger"). The Merger is intended to constitute a tax-free reorganization for federal income tax purposes. Immediately following the consummation of the Merger, Financial Federal Savings Bank, a federal savings bank and a subsidiary of Financial Bancorp, will merge with and into The Dime Community Savings Bank of Williamsburgh, ("Dime of Williamsburgh") a federal savings bank and a wholly owned subsidiary of Dime Bancshares.

Financial Condition

     As of September 30, 1998, total assets were $318.6 million, which represents a $21.6 million, or a 7.3%, increase from $297.0 million as of September 30, 1997. Asset growth was funded by a combination of both the $14.7 million increase in the Bank's deposit base and the $2.8 million increase in overall borrowings. During fiscal 1998, deposits increased by $14.7 million, or 6.9%, to $228.1 million as of September 30, 1998 from $213.4 million at September 30, 1997. Securities sold under agreements to repurchase increased by $17.0 million, to $42.0 million at September 30, 1998, from $25.0 million at September 30, 1997. The treasury tax and loan account and other short-term borrowings decreased by $12.2 million to $7.8 million at September 30, 1998, from $20.0 million at September 30, 1997. Advances from the Federal Home Loan Bank of New York ("FHLB") decreased by $2.0 million to $6.0 million, at September 30, 1998, as compared to $8.0 million at September 30, 1997.

     At September 30, 1998, cash and cash equivalents totalled $7.4 million, which represents a $6.0 million decrease from $13.4 million, from the same period in 1997. This decrease primarily resulted from a $5.3 million decrease in investment in securities purchased under agreements to resell and federal funds sold.

     Investment securities available for sale increased to $6.3 million at September 30, 1998, as compared to $731,000 at September 30, 1997 and mortgage-backed securities available for sale increased to $20.1 million at September 30, 1998, as compared to $9.4 million at September 30, 1997. This increase was offset by a $23.2 million decrease in investment securities, held to maturity, to $46.2 million at September 30, 1998, as compared to $69.4 million at September 30, 1997, and a $10.3 million decrease in mortgage-backed securities, held to maturity, to $28.2 million at September 30, 1998, as compared to $38.5 million at September 30, 1997. As of September 30, 1998, investment securities, including available for sale, consisted primarily of medium-term U.S. Government Agency obligations, with features such as calls and/or interest rate "step-ups." Investment securities, including FHLB-NY stock, decreased by $17.4 million, or 24.2%, to $54.6 million from $72.0 million as of September 30, 1997. Mortgage-backed securities increased by $1.0 million, or 2.2%, to $48.9 million as of September 30, 1998 from $47.9 million as of September 30, 1997, including mortgage-backed securities which were classified as available for sale. Loans receivable increased by $42.7 million, or 27.9%, to $196.0 million as of September 30, 1998 from $153.3 million as of September 30, 1997. This $42.7 million, or 27.9% increase in loans receivable primarily resulted from the origination of $53.9 million in mortgage loans, and the purchase of $24.3 million of one- to-four family, adjustable rate residential mortgage loans, partially offset by normal amortization, prepayments and satisfactions.

     Non-performing loans totaled $1.6 million, or 0.81% of total loans at September 30, 1998 as compared to $2.6 million, or 1.69% of total loans at September 30, 1997. At September 30, 1998, nonperforming assets totalled $5.7 million, or 1.78% of total assets as compared to $6.4 million, or 2.17% of total assets as of September 30, 1997. The Company's allowance for loan losses totalled $1.7 million at September 30, 1998, which represents a ratio of allowance for loan losses to nonperforming assets and to total loans of 29.3% and 0.84%, respectively, as compared to 21.8% and 0.91%, respectively, at September 30, 1997.

     Total stockholders' equity was $29.2 million at September 30, 1998, reflecting a $2.3 million, or an 8.6%, increase from the prior year. The increase in stockholders' equity was the result of earnings retained after the payment of the Company's quarterly cash dividend, partially offset by the repurchase of the Company's Common Stock. At September 30, 1998, the Company had 1,708,632 common shares outstanding and the stated book value per common share was $17.08, an increase of $1.37 per common share or 8.7%, from $15.71 per common share at September 30, 1997.

Interest Rate Sensitivity Analysis

     The Bank is subject to interest rate risk to the extent that its interest-bearing liabilities reprice or mature more or less frequently than its interest-earning assets. The Bank's interest rate risk management policy has been structured to monitor and maintain the Bank's interest rate sensitivity to within Board prescribed limits while attempting to maximize net interest income. In connection with its interest rate risk management strategy, management has emphasized the origination of shorter-term fixed-rate one- to four-family and multi-family mortgage loans and the purchase of adjustable rate-mortgage loans, along with limiting investment purchases to securities with a final maturity of 5 years or less. This strategy is necessary to reduce the Bank's exposure to interest rate risk. On the liability side, management has closely monitored the pricing of its deposit products, and has made a conscious effort to extend deposit maturities, and secure fixed-rate borrowings when market conditions are favorable. In addition, the Bank has had success in growing its non-interest-bearing demand accounts and utilizing low cost sources of overnight and short-term borrowings to fund short- to medium-term investments.

     The table below summarizes the estimated contractual maturities of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1998. Maturities are adjusted using assumptions for prepayments and decay rates as researched and applied by the Bank. The assumptions for prepayments on fixed-rate mortgage loans and mortgage-backed securities range from 10% to 20% dependent upon the type of property (single-family or multi-family) and type of lien (first or second). The assumptions for deposits are: (i) certificate accounts are not withdrawn prior to maturity; and (ii) the decay rates for NOW accounts, money market and regular savings accounts range from 17% to 79% per year. The table does not indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities is subject to customer discretion and competitive and other pressures and, therefore, actual prepayment and withdrawal experience may vary from that indicated.

     The effect of these assumptions is to quantify the dollar amounts of items that are interest-sensitive and can be repriced within each of the periods specified. The difference, or "gap", provides an indication of the extent to which the Bank's net interest income may be affected by future changes in interest rates. The Bank's cumulative one-year gap, as a percent of total interest-earning assets, decreased to a negative 7.59% at September 30, 1998 from a positive 1.58% at September 30, 1997. A negative gap denotes liability sensitivity, which in a given period will result in more liabilities subject to repricing than assets. Generally, liability sensitive gaps will result in a net negative effect on net interest income and consequently, net income in an increasing interest rate environment. Alternatively, liability sensitive gaps will generally result in a net positive effect on net interest income and consequently, net income in a decreasing interest rate environment.

                                                                           At September 30, 1998
                                           -----------------------------------------------------------------------------------------
                                                                                  More than    More than
                                                        More than    More than     3 Years      4 Years
                                            1 Year      1 Year to    2 Years to     to 4         to 5        More than
                                            or Less      2 Years      3 Years       Years        Years        5 Years       Total
                                           ---------    ---------    ---------    ---------    ---------     ---------    ---------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Mortgage and other loans ..............  $  55,416    $  18,797    $  21,520    $  12,806    $  28,165     $  61,376    $ 198,080
  Investment securities .................     46,201           --           --           --           --            --       46,201
  Mortgage-backed securities ............     17,367       11,304        5,571        8,120        2,274         4,285       48,921
  Federal funds sold ....................      5,375           --           --           --           --            --        5,375
  FHLB stock and equity securities ......         --           --           --           --          203         2,615        2,818
                                           ---------    ---------    ---------    ---------    ---------     ---------    ---------
Total interest-earning assets ...........  $ 124,359    $  30,101    $  27,091    $  20,926    $  30,642     $  68,276    $ 301,395
                                           =========    =========    =========    =========    =========     =========    =========

Interest-bearing liabilities:
  Savings and club accounts .............  $  13,089    $  10,740    $   8,915    $   7,399    $   6,141     $  29,984    $  76,268
  NOW accounts ..........................      2,491        1,570          989          623          392           668        6,733
  Money Market accounts .................      7,253        1,523          320           67           14             4        9,181
  Certificates of deposit ...............     80,298       24,661       11,184        3,987        2,572           148      122,850
  Borrowed funds ........................     43,770           --           --           --       12,000            --       55,770
                                           ---------    ---------    ---------    ---------    ---------     ---------    ---------
Total interest-bearing liabilities ......  $ 146,901    $  38,494    $  21,408    $  12,076    $  21,119     $  30,804    $ 270,802
                                           =========    =========    =========    =========    =========     =========    =========

Interest-sensitivity gap ................  $ (22,542)   $  (8,393)   $   5,683    $   8,850    $   9,523     $  37,472    $  30,593
                                           =========    =========    =========    =========    =========     =========    =========

Cumulative interest-sensitivity gap .....  $ (22,542)   $ (30,935)   $ (25,252)   $ (16,402)   $  (6,879)    $  30,593
                                           =========    =========    =========    =========    =========     =========
Cumulative interest-sensitivity gap as
    a percentage of total assets ........      (7.59)%     (10.42)%      (8.50)%      (5.52)%      (2.32)%       10.30%
Cumulative net interest-earning assets as
    a percentage of interest-bearing
    liabilities .........................      84.65%       83.31%       87.79%       92.51%       97.13%       111.30%

----------
(1) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Fair value of loans is, depending on the type of loan, based on carrying values or estimates based on discounted cash flow analyses. Fair value of deposit liabilities are either based on carrying amounts or estimates based on a discounted cash flow calculation. Fair values for FHLB advances are estimated using a discounted cash flow analysis that applies interest rates concurrently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

Average Balances, Interest and Average Yields

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances, except for federal funds, and borrowed funds which are derived from average daily balances. Management does not believe that the use of average monthly balances instead of average daily balances on all other accounts has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                           Year Ended September 30,
                                                     ------------------------------------------------------------------------
                                                                   1998                                  1997
                                                     ---------------------------------    -----------------------------------
                                                      Average                Average      Average                   Average
                                                      Balance     Interest  Yield/Cost    Balance      Interest    Yield/Cost
                                                      -------     --------  ----------    -------      --------    ----------
Interest earning assets:                                                    (Dollars in Thousands)
    Federal funds sold and securities purchased
         under agreements to resell ...............   $ 16,199    $    895      5.45%     $  1,448     $     77      5.23%
    Investment securities (1) .....................     49,849       3,415      6.85        56,786        4,074      7.17
    Loans receivable (2) ..........................    172,105      13,880      8.07       148,056       12,171      8.22
    Mortgage-backed securities (3) ................     56,979       3,775      6.63        53,530        3,750      7.01
                                                      --------    --------                --------     --------
Total interest-earning assets .....................    295,132      21,965      7.44       259,820       20,072      7.73
                                                                  --------      ----                   --------      ----
Non-interest-earning assets .......................     14,658                              12,558
                                                      --------                            --------
         Total assets .............................   $309,790                            $272,378
                                                      ========                            ========

Interest-bearing liabilities:
    NOW and money market deposits .................   $ 16,051         324      2.02      $ 16,875          360      2.13
    Savings deposits ..............................     75,629       1,682      2.22        73,352        1,561      2.13
    Certificates of deposit .......................    120,688       6,927      5.74       108,095        6,182      5.72
                                                      --------    --------                --------     --------
    Total interest-bearing deposits ...............    212,368       8,933      4.21       198,322        8,103      4.09
    Borrowed funds ................................     50,220       2,857      5.61        34,803        1,926      5.46
                                                      --------    --------                --------     --------
         Total interest-bearing liabilities .......    262,588      11,790      4.49       233,125       10,029      4.30
                                                                  --------      ----                   --------      ----
Non-interest bearing liabilities ..................     19,116                              13,084
                                                      --------                            --------
Total liabilities .................................    281,704                             246,929
Stockholders' equity ..............................     28,086                              26,169
                                                      --------                            --------
         Total liabilities and stockholders' equity   $309,790                            $272,378
                                                      ========                            ========
Net interest income ...............................               $ 10,175                             $ 10,043
                                                                  ========                             ========

Net interest rate spread (4) ......................                             2.95%                                3.43%
                                                                                ====                                 ====

Net interest-earning asset/net interest margin (5)    $ 32,544                  3.45%     $ 26,695                   3.87%
                                                      ========                  ====      ========                   ====

Ratio of average interest-earning assets to average
  interest-bearing liabilities ....................                   1.12x                   1.11x
                                                                  ========                ========


                                                               Year Ended September 30,
                                                         ------------------------------------
                                                                         1996
                                                         ------------------------------------
                                                         Average                   Average
                                                         Balance      Interest    Yield/Cost
                                                         -------      --------    -----------
Interest earning assets:                                       (Dollars in Thousands)
    Federal funds sold and securities purchased
         under agreements to resell ...............      $    659          38        5.72%
    Investment securities (1) .....................        48,728       3,444        7.07
    Loans receivable (2) ..........................       127,050      10,316        8.12
    Mortgage-backed securities (3) ................        57,274       4,025        7.03
                                                         --------     -------
Total interest-earning assets .....................       233,711      17,823        7.63
                                                                      -------        ----
Non-interest-earning assets .......................        10,202
                                                         --------
         Total assets .............................      $243,913
                                                         ========
Interest-bearing liabilities:
    NOW and money market deposits .................      $ 18,818         436        2.31
    Savings deposits ..............................        75,243       1,674        2.22
    Certificates of deposit .......................        95,003       5,483        5.76
                                                         --------     -------
    Total interest-bearing deposits ...............       189,064       7,593        4.01
    Borrowed funds ................................        19,770       1,098        5.46
                                                         --------     -------
         Total interest-bearing liabilities .......       208,834       8,691        4.15
                                                                      -------        ----
Non-interest bearing liabilities ..................         8,313
                                                         --------
Total liabilities .................................       217,147
Stockholders' equity ..............................        26,766
                                                         --------
         Total liabilities and stockholders' equity      $243,913
                                                         ========

Net interest income ...............................                   $ 9,132
                                                                      =======

Net interest rate spread (4) ......................                                  3.48%
                                                                                     ====
Net interest-earning asset/net interest margin (5)       $ 24,877                    3.91%
                                                         ========                    ====

Ratio of average interest-earning assets to average
  interest-bearing liabilities ....................          1.12x
                                                         ========

----------
(1)  Includes FHLB stock and securities available for sale.

(2)  Includes non-accrual loans.

(3)  Includes mortgage-backed securities available for sale.

(4) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) the changes attributable to the combined impact of changes in volume and rate; and (iv) the net change.

                                                          Year Ended September 30,                Year Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                              1998 vs. 1997                             1997 vs. 1996
                                               ----------------------------------------    ----------------------------------------
                                                      Increase (Decrease) Due to               Increase (Decrease) Due to
                                               ----------------------------------------    ----------------------------------------
                                                                      Rate/                                       Rate/
                                               Volume      Rate      Volume      Total     Volume      Rate      Volume      Total
                                               -------    -------    -------    -------    -------    -------    -------    -------
                                                                                  (In thousands)
Interest income:
   Federal funds sold and securities
     purchased under agreements to resell ..   $   784    $     3    $    31    $   818    $    45    $    (3)   $    (3)   $    39
   Investment securities ...................      (498)      (183)        22       (659)       570         52          8        630
   Loans receivable ........................     1,977       (231)       (37)     1,709      1,706        128         21      1,855
   Mortgage-backed securities ..............       240       (204)       (13)        25       (263)       (13)         1       (275)
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Total .................................     2,505       (615)         3      1,893      2,058        164         27     (2,249)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Interest expense:
   NOW and money market deposits ...........       (18)       (19)         1        (36)       (45)       (35)         4        (76)
   Savings deposits ........................        49         70          2        121        (42)       (73)         2       (113)
   Certificates of deposit .................       720         22          3        745        756        (50)        (7)       699
                                               -------    -------    -------    -------    -------    -------    -------    -------
   Total deposits ..........................       751         73          6        830        669       (158)        (1)       510
   Borrowed funds ..........................       853         54         24        931        828         --         --        828
                                               -------    -------    -------    -------    -------    -------    -------    -------
     Total .................................     1,604        127         30      1,761      1,497       (158)        (1)     1,338
                                               -------    -------    -------    -------    -------    -------    -------    -------
   Net change in net interest income .......   $   901    $  (742)   $   (27)   $   132    $   561    $   322    $    28    $   911
                                               =======    =======    =======    =======    =======    =======    =======    =======

Comparison of Operating Results for the Years Ended September 30, 1998 and September 30, 1997

     General. Net income for the year ended September 30, 1998 increased by $496,000, or 19.8%, to $3.0 million, or $1.77 diluted earnings per share, from $2.5 million, or $1.50 diluted earnings per share, for the year ended September 30, 1997. The increase in net income was primarily attributable to a $132,000, or a 1.3% increase in net interest income before provision for loan losses and a $274,000, or a 40.1% increase in non-interest income, and a $251,000, or a 4.3% decrease in non-interest expense, partially offset by $187,000, or a 9.7% increase in income taxes.

     Interest Income. Interest income increased by $1.9 million, or 9.4%, to $22.0 million for the year ended September 30, 1998 from $20.1 million for the year ended September 30, 1997. The increase in interest income primarily resulted from an increase in interest-earning assets from the continued leveraging and growing of the balance sheet to fund new loan originations, loan purchases and the purchase of mortgage-backed securities. The average yield on interest earning assets decreased by 29 basis points to 7.44% for the year ended September 30, 1998, from 7.73% for the year ended September 30, 1997. The Company realized lower average yields on its interest-earning assets primarily as a result of the purchase of lower-yielding adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities. For the year ended September 30, 1998, the average balance of interest-earning assets was $295.1 million, as compared to $259.8 million for the fiscal year ended September 30, 1997, which represents a $35.3 million, or a 13.6% increase. The increase in the average balance of interest-earning assets resulted from an increase in loans receivable. Interest income from loans increased by $1.7 million, or 14.0%, to $13.9 million in fiscal 1998 from $12.2 million in fiscal 1997. This increase was due to a $24.0 million, or a 16.2%, increase in the average balance of loans, partially offset by 15 basis points decrease in the average yield on loans to 8.07% for fiscal 1998 from 8.22% for the same period in 1997. Interest income from mortgage-backed securities increased by $25,000, or 0.7%, to $3.8 million in fiscal 1998. This increase is primarily attributable to a $3.5 million, or a 6.4%, increase in the average balance of mortgage-backed securities to $57.0 million in fiscal 1998 from $53.5 million in fiscal 1997, partially offset by a 38 basis points decline in the average yield on such securities to 6.63% for fiscal 1998 from 7.01% for fiscal 1997. Interest income on investment securities decreased by $660,000, or 16.2%, to 3.4 million during fiscal 1998 from $4.1 million during fiscal 1997, which primarily resulted from a decrease of $6.9 million, or 12.2%, in the average balance of investment securities and a 32 basis points increase in the average yield on such securities to 6.85% during fiscal 1998 from 7.17% for fiscal 1997. Interest income from federal funds sold and securities purchased under agreements to resell for fiscal 1998 increased by $819,000, to $895,000 in fiscal 1998 from $77,000 for fiscal 1997. This increase resulted from a $14.8 million increase in the average asset balance and a 22 basis points increase in the average rate earned on such assets to 5.45% for fiscal 1998 from 5.23% for fiscal 1997.

     Interest Expense. Interest expense on total deposits for the year ended September 30, 1998, increased by $830,000, or 10.2%, to $8.9 million for the year ended September 30, 1998, from $8.1 million for the year ended September 30, 1997. The increase resulted from a $14.0 million, or a 7.1%, increase in the average balance of interest-bearing deposits and a 12 basis points increase in the average cost of interest-bearing deposits to 4.21% for fiscal 1998 from 4.09% for fiscal 1997. Interest expense on borrowings increased by $931,000 to $2.9 million, due to a $15.4 million, or a 44.3%, increase in the average balance of borrowed funds to $50.2 million in fiscal 1998 from $34.8 million in fiscal 1997. The increase in the average cost of borrowings resulted from the continued leverage and growing of the balance sheet. Interest expense on savings accounts increased by $121,000, or 7.8%, to $1.7 million for fiscal 1998 from $1.6 million for fiscal 1997, resulting from a $2.3 million increase in average balances, in addition to a 9 basis points increase in the average cost of such deposits. The average balance of savings and club accounts decreased to 35.6% of the total average of interest-bearing deposits for fiscal 1998, from 37.0% for fiscal 1997. For the year ended September 30, 1998, interest expense on certificates of deposit increased by $745,000, or 12.1%, to $6.9 million for fiscal 1998 from $6.2 million for fiscal 1997, which resulted from an 11.6% increase in the average balance of these accounts to $120.7 million for fiscal 1998 from $108.1 million for fiscal 1997, and a 2 basis points increase in the average cost of such accounts to 5.74% in fiscal 1998 from 5.72% in fiscal 1997.

     Net Interest Income. Net interest income for the year ended September 30, 1998, increased by $132,000, or 1.3%, to $10.2 million from $10.0 million for the year ended September 30, 1997. The Bank's net interest rate spread decreased to 2.95% in fiscal 1998 from 3.43% in fiscal 1997, and its net interest margin decreased to 3.45% in fiscal

1998 from 3.87% in fiscal 1997. The average yield on interest-earning assets was 7.44% for the year ended September 30, 1998, as compared to 7.73% for the year ended September 30, 1997. The average cost of interest-bearing liabilities was 4.49% for the year ended September 30, 1998, as compared to 4.30% for the corresponding period in 1997.

     Provision for Loan Losses. The provision for loan losses decreased by $25,921 to $401,000 for the year ended September 30, 1998 from $427,000 for the year ended September 30, 1997. At September 30, 1998, allowance for loan losses amounted to $1.7 million. The decrease in the provision of losses is primarily attributable to the Bank's loan recoveries increasing by $23,000 and an overall decrease in the level of non-performing loans. In determining its provision for loan losses, management establishes loss allowances on identified problem loans and establishes general allowances on the remainder of the loan portfolio.

     Non-Interest Income. Non-interest income for the year ended September 30, 1998 increased by $274,000 to $957,000 from $683,000 for the year ended September 30, 1997. This significant increase in non-interest income is primarily attributable to a $239,000, or 41.5%, increase in fees and service charges to $815,000 for the year ended September 30, 1998 from $576,000 for the year ended September 30, 1997. This increase in non-interest income represents fees associated with the increase in the number of demand deposit accounts and automated teller machines ("ATMs") related service fees. In addition, the increase in non-interest income was attributable to a $102,000 increase in the gain on sale of investment securities to $131,000 for the year ended September 30, 1998, as compared to $29,000 for the same period in 1997. The increase in non-interest income was partially offset by the $86,000 increase in losses realized on investments in real estate, which represents a joint venture project in which a subsidiary of the Bank has a one-third interest.

     Non-Interest Expenses. Non-interest expenses decreased by $251,000, or 4.3%, to 5.6 million for the year ended September 30, 1998 from $5.9 million for the year ended September 30, 1997. Salaries and employee benefits decreased by $242,000, or 7.5%, to $3.0 million for fiscal 1998 from $3.2 million for fiscal 1997. The decrease in salaries and employee benefits during the year was primarily attributable to a non-recurring charge of $268,000 for the retirement of a senior executive officer during fiscal 1997. For the year ended September 30, 1998, occupancy expense decreased by $23,000 to $504,000 from $527,000 for the year ended September 30, 1997. The decrease in occupancy expense is primarily attributable to the collection of rental income on the Bank owned properties. For the year ended September 30, 1998, equipment expense increased by $63,000 to $691,000 from $628,000 for the year ended September 30, 1997. The increase in equipment expense represents costs associated with the Company's data processing services, including deposit and check processing service fees, automated teller machines ("ATM's") and other vendor related services and contracts. In addition, advertising expense increased by $22,000 to $84,000 for fiscal 1998 from $62,000 for fiscal 1997. The increase in advertising expense was primarily attributable to costs associated with loan and deposit marketing efforts, in addition to the Bank's 50th anniversary and related gift campaigns early in fiscal 1998. Losses on real estate owned increased by $7,000 to $23,000 for fiscal 1998 from $16,000 for fiscal 1997. For the fiscal year ended September 30, 1998, the federal deposit insurance premium decreased by $47,000 to $125,000 from $172,000, while miscellaneous expenses decreased by $30,000 to $1.2 million from $1.3 million for the fiscal year ended September 30, 1997. The ratio of operating expense to average assets, was 1.81% for the fiscal year ended September 30, 1998, as compared to 2.05%. Furthermore, the Company's efficiency ratio was 50.6% for the year ended September 30, 1998, as compared to 52.3%.

     Income Tax Expense. Income tax expense increased by $187,000 to $2.1 million in fiscal 1998 from $1.9 million in fiscal 1997. The effective income tax rate for fiscal 1998 was 41.4%, as compared to 43.5% for fiscal 1997. The decrease in the effective tax rate primarily relates to certain state and city tax benefits realized during fiscal 1998.

Comparison of Operating Results for the Years Ended September 30, 1997 and September 30, 1996.

     General. Net income for the year ended September 30, 1997 increased by $1.3 million, or 130.0%, to $2.5 million, or $1.50 diluted earnings per share, from $1.2 million, or $0.64 diluted earnings per share, for the year ended September 30, 1996. Excluding the effect of a one-time Savings Association Insurance Fund ("SAIF") insurance assessment, net income for the fiscal year ended September 30, 1996 would have been $1.8 million, or $0.98 per share. The increase in net income was primarily attributable to a $911,000 increase in net interest income before provision for loan losses and a $507,000 increase in non-interest income, partially offset by a $42,000 increase in non-interest expense, exclusive of the one-time SAIF recapitalization assessment of $1.1 million.

     Interest Income. Interest income increased by $2.2 million, or 12.6%, to $20.1 million for the year ended September 30, 1997 from $17.8 million for the year ended September 30, 1996. The increase in interest income primarily resulted from an increase in interest-earning assets from the continued leveraging and growing of the balance sheet to fund new loan originations, loan purchases and the purchase of investment securities. The average yield on interest earning assets increased by 10 basis points to 7.73% for the year ended September 30, 1997, from 7.63% for the year ended September 30, 1996. The increase in the average yield primarily resulted from the Company's investment into higher yielding assets, without compromising the integrity of the loan and investment portfolios. For the year ended September 30, 1997, the average balance of interest-earning assets was $259.8 million, as compared to $233.7 million for the fiscal year ended September 30, 1996, which represents a $26.1 million, or an 11.2% increase. The increase in the average balance of interest-earning assets resulted from an increase in loans receivable and investment securities. Interest income from loans increased by $1.9 million, or 18.0%, to $12.2 million in fiscal 1997 from $10.3 million in fiscal 1996. This increase was due to a $21.0 million, or a 16.5%, increase in the average balance of loans along with a 10 basis points increase in the average yield on loans to 8.22% for fiscal 1997 from 8.12% for the same period in 1996. Interest income from mortgage-backed securities decreased by $275,000, or 6.8%, to $3.7 million in fiscal 1997 from $4.0 million for fiscal 1996. This decrease is primarily attributable to a $3.8 million, or a 6.5%, decline in the average balance of mortgage-backed securities to $53.5 million in fiscal 1997 from $57.3 million in fiscal 1997, along with a 2 basis points decline in the average yield on such securities to 7.01% for fiscal 1997 from 7.03% for fiscal 1996. Interest income on investment securities increased by $631,000, or 18.3%, to $4.1 million during fiscal 1997 from $3.4 million during fiscal 1996, which primarily resulted from an increase of $8.1 million, or 16.5%, in the average balance of investment securities and a 10 basis points increase in the average yield on such securities to 7.17% during fiscal 1997 from 7.07% for fiscal 1996. Interest income from federal funds sold and securities purchased under agreements to resell for fiscal 1997 increased by $39,000, or 100.3%, to $77,000 in fiscal 1997 from $39,000 for fiscal 1996. This increase resulted from a $789,000, or 119.7%, increase in the average asset balance, partially offset by a 49 basis points decrease in the average rate earned on such assets to 5.23% for fiscal 1997 from 5.72% for fiscal 1996.

     Interest Expense. Interest expense on total deposits for the year ended September 30, 1997, increased by $510,000, or 6.7%, to $8.1 million for the year ended September 30, 1997, from $7.6 million for the year ended September 30, 1996. The increase resulted from a $9.3 million, or 4.9%, increase in the average balance of interest-bearing deposits and an 8 basis points increase in the average cost of interest-bearing deposits to 4.09% for fiscal 1997 from 4.01% for fiscal 1996. Interest expense on borrowings increased by $828,000 to $1.9 million, due to a $15.0 million, or 79.8%, increase in the average balance of borrowed funds to $34.8 million in fiscal 1997 from $19.8 million in fiscal 1996. The increase in the average cost of borrowings resulted from the continued leverage and growing of the balance sheet. Interest expense on savings accounts decreased by $113,000, or 6.7%, to $1.6 million for fiscal 1997 from $1.7 million for fiscal 1996, resulting from a $1.9 million reduction in average balances, in addition to a 9 basis points decrease in the average cost of such deposits. The average balance of savings and club accounts decreased to 37.0% of the total average of interest-bearing deposits for fiscal 1997, from 39.8% for fiscal 1996. For the year ended September 30, 1997, interest expense on certificates of deposit increased by $699,000, or 12.7%, to $6.2 million for fiscal 1997 from $5.5 million for fiscal 1996, which resulted from a 13.8% increase in the average balance of these accounts to $108.1 million for fiscal 1997 from $95.0 million for fiscal 1996, slightly offset by a 4 basis points decrease in the average cost of such accounts to 5.72% in fiscal 1997 from 5.76% in fiscal 1996.

     Net Interest Income. Net interest income for the year ended September 30, 1997, increased by $911,000, or 10.0%, to $10.0 million from $9.1 million for the year ended September 30, 1996. The Bank's net interest rate spread decreased to 3.43% in fiscal 1997 from 3.48% in fiscal 1996, and its net interest margin decreased to 3.87% in fiscal 1997 from 3.91% in fiscal 1996. During fiscal year ended September 30, 1997, the narrowing of the net interest rate spread and net interest margin was primarily caused by increased leveraging of the balance sheet in an effort to increase net interest income. The average yield on interest-earning assets was 7.73% for the year ended September 30, 1997, as compared to 7.63% for the year ended September 30, 1996. The average cost of interest-bearing liabilities was 4.30% for the year ended September 30, 1997, as compared to 4.15% for the corresponding period in 1996.

     Provision for Loan Losses. The provision for loan losses decreased by $116,000 to $427,000 for the year ended September 30, 1997 from $543,000 for the year ended September 30, 1996. At September 30, 1997, allowance for loan losses amounted to $1.4 million. The decrease in the provision of losses is primarily attributable to a loss provision of $124,000 established for the Thrift Association Service Corporation ("TASCO") participation loans during fiscal 1996. In determining its provision for loan losses, management establishes loss allowances on identified problem loans and establishes general allowances on the remainder of the loan portfolio.

     Non-Interest Income. Non-interest income for the year ended September 30, 1997 increased by $507,000 to $684,000 from $177,000 for the year ended September 30, 1996. This significant increase in non-interest income is primarily attributable to the decrease of $307,000 in provisions for losses on investments in real estate, which represents a joint venture project in which a subsidiary of the Bank has a one-third interest. In addition, the increase in non-interest income is also attributable to a $173,000, or 42.9%, increase in fees and service charges to $576,000 for the year ended September 30, 1997 from $403,000 for the year ended September 30, 1996. This increase in non-interest income represents fees associated with the increase in the number of demand deposit accounts.

     Non-Interest Expenses. Non-interest expenses decreased by $1.0 million, or 15.5%, to $5.9 million for the year ended September 30, 1997 from $6.9 million for the year ended September 30, 1996. Exclusive of the SAIF recapitalization assessment, non-interest expense increased by $42,000, or 0.7%, to $5.9 million for fiscal 1997 from $5.8 million for fiscal 1996. Salaries and employee benefits increased by $159,000, or 5.2%, to $3.2 million for fiscal 1997 from $3.0 million for fiscal 1996. This increase is primarily attributable to the implementation of company-wide incentive awards and increased costs associated with the Employee Stock Ownership Plan. For the year ended September 30, 1997, occupancy expense increased by $34,000 to $527,000 from $493,000 for the year ended September 30, 1996. This increase in occupancy expenses represents costs associated with an increase in the rent expense of one of the Bank's branch offices, offset, in part by the collection of rental income on the Bank owned properties. For the year ended September 30, 1997, equipment expense increased by $57,000 to $628,000 from $571,000 for the year ended September 30, 1996. The increase in equipment expense represents costs associated with the Company's data processing service, deposit and check processing service fees, automated teller machines ("ATM's") and other vendor related services and contracts. In addition, advertising expense decreased by $7,000 to $63,000 for fiscal 1997 from $70,000 for fiscal 1996. The Company has on occasion limited its advertising expense in an effort to bolster current earnings. Losses on real estate owned decreased by $68,000 to $16,000 for fiscal 1997 from $84,000 for fiscal 1996. The decrease in losses on real estate owned is primarily attributable to the decline in foreclosures during fiscal 1997. It is management's objective to dispose of real estate owned as rapidly as possible. For the fiscal year ended September 30, 1997, the federal deposit insurance premium decreased by $1.3 million to $173,000 from $1.5 million for the fiscal year ended September 30, 1996. The decrease is attributable to the $1.1 million one-time special assessment to recapitalize the SAIF in fiscal 1996 and the lower premium assessed on insured deposits commencing in 1997. The ratio of operating expense to average assets, was 2.15% for the fiscal year ended September 30, 1997, as compared to 2.35%, exclusive of the $1.1 million SAIF assessment and the loss from real estate owned, for the year ended September 30, 1996. Furthermore, the Company's efficiency ratio was 54.8% for the year ended September 30, 1997, as compared to 59.7% exclusive of the $1.1 million SAIF assessment and the loss from real estate owned for the corresponding period in 1996.

     Income Tax Expense. Income tax expense increased by $1.3 million to $1.9 million in fiscal 1997 from $675,000 in fiscal 1996. The effective income tax rate for fiscal 1997 was 43.5%, as compared to 36.9% for fiscal 1996. The increase in the effective tax rate primarily relates to certain state and city tax benefits realized during fiscal 1996.

Liquidity And Capital Resources

     The Bank is required to maintain an average daily balance of liquid assets (as defined in the regulations) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at September 30, 1998 was 9.9%, which exceeded the then applicable 4.0% liquidity requirement.

     The  primary  investment  activities  of the  Bank are the  origination  of mortgage loans, the purchase of mortgage loans, and the purchase of mortgage-backed securities and investment securities. During the years ended September 30, 1998, 1997 and 1996, the Bank originated mortgage loans in the amounts of $53.9 million, $27.5 million and $34.0 million, respectively, and purchased mortgage loans in the amounts of $24.3 million, $6.7 million and $14.8 million, respectively. Purchases of mortgage-backed securities totalled $22.1 million, $5.0 million and $5.1 million for the same periods. Other investments primarily include U.S. Government Agency obligations.

     At September 30, 1998, the Bank had outstanding loan commitments of $8.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998, totalled $80.7 million.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of New Legislation

     On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF and spread the obligation for payment of Financial Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. The special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $1,115,000 as a result of the special assessment during the year ended September 30, 1996. This legislation eliminated the amount that BIF and SAIF members had to pay for deposit insurance premiums.

     The recent legislation provides that the BIF and the SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. A bill recently reported by the House Banking Committee would require federal thrifts to become national banks or state banks or savings banks within two years after enactment or they would, by operation of law, become national banks. A national bank resulting from a converted federal thrift could continue to engage in activities, including holding any assets, in which it was lawfully engaged on the day before the date of enactment. Branches operated on the day before enactment could be retained regardless of their permissibility for national banks. Subject to a grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies. The grandfathering could be lost under certain circumstances, such as a change in control of the holding company. The legislative proposal would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

Year 2000 Compliance

     As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995). The Company, through a series of phases, has identified the process of implementing a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions to update software would not have a material adverse effect on the Company's business. As previously reported, the Company has completed both the Organization Awareness Phase and Assessment Phase of its Year 2000 Compliance Plan. The Company has drafted a compliance plan and established a steering committee. In the Assessment Phase, the Company has performed a complete inventory of internal business hardware and software as well as an inventory of environmental systems and critical vendor applications. Critical applications and a risk assessment in the event of non-compliance have been defined and the Company has identified resources needed to implement the Year 2000 Plan. As of October 31, 1998, the Company completed the Renovation Phase which involves installing required system hardware and software upgrades and obtaining various vendor certifications. As such, the Company has begun the final phase called the Validation or Testing phase. In developing a strategy for testing, the Company is following the FFIEC guidelines. The Company is currently drafting a written test plan to test internal and external systems. The results of the hardware tests will be documented and copies of the scripts written for these tests will be attached to the written test plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The above-captioned information appears in this report under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



RADICS & CO., LLC [LETTERHERAD]

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Financial Bancorp, Inc.
  and Subsidiaries

We have audited the consolidated statements of financial condition of Financial Bancorp, Inc. (the "Company") and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the second preceding paragraph present fairly, in all material respects, the financial position of Financial Bancorp, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                       /s/ Radics & CO., LLC

Pine Brook, New Jersey
December 4, 1998

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                              September 30,
                                                                                                      ------------------------------
Assets                                                                              Notes                 1998              1997
------                                                                          -------------         ------------      ------------
Cash and cash amounts due from depository institutions                                                $  2,001,493      $  2,738,392
Securities purchased under agreements
 to resell and federal funds sold                                                      3                 5,375,000        10,650,000
                                                                                                      ------------      ------------

      Total cash and cash equivalents                                               1 and 21             7,376,493        13,388,392

Investment securities available for sale                                          1, 4 and 21            6,287,750           730,750
Investment securities held to maturity; estimated fair value of $46,595,000 and $69,223,000 at September 30, 1998 and 1997,
 respectively                                                                   1,4,13,14 and 21        46,200,449        69,410,103
Mortgage-backed securities available for sale                                     1, 5 and 21           20,679,363         9,357,048
Mortgage-backed  securities  held to  maturity;  estimated
 fair value  value of $28,582,000 and $39,129,000 at
 September 30, 1998 and 1997, respectively                                         1,5 and 21           28,242,002        38,521,050
Loans receivable                                                                1, 6, 12 and 21        196,027,388       153,291,828
Real estate owned                                                                   1 and 7                739,403           471,417
Investments in real estate                                                          1 and 8              3,496,029         3,543,453
Premises and equipment                                                            1, 9 and 20            2,446,120         2,431,570
Federal Home Loan Bank of New York stock                                               12                2,110,400         1,845,000
Accrued interest receivable                                                       1, 10 and 21           2,043,279         2,248,578
Other                                                                                  15                2,962,720         1,716,727
                                                                                                      ------------      ------------

      Total assets                                                                                    $318,611,396      $296,955,916
                                                                                                      ============      ============






See notes to consolidated financial statements.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                        September 30,
                                                                                                 ------------------------------
Liabilities and stockholders' equity                                               Notes             1998             1997
------------------------------------                                           -------------     ------------     -------------
Liabilities

Deposits                                                                        11, 19 and 21    $ 228,095,902    $ 213,394,282
Advance payments by borrowers for taxes and insurance                                                1,518,016        1,267,896
Advances from Federal Home Loan Bank of New York                                  12 and 21          6,000,000        8,000,000
Securities sold under agreements to repurchase                                    13 and 21         42,000,000       25,000,000
Treasury tax and loan account borrowings                                          14 and 21          7,770,251       20,000,000
Other                                                                             15 and 17          4,051,936        2,437,504
                                                                                                 -------------    -------------

      Total liabilities                                                                            289,436,105      270,099,682
                                                                                                 -------------    -------------

Commitments and contingencies                                                     19 and 20           --               --

Stockholders' equity                                                             1,2,15,16
                                                                                 17 and 18
Preferred stock $.01 par value, 2,500,000 shares authorized;
  none issued and outstanding                                                                         --               --
Common stock $.01 par value, 6,000,000 shares authorized;
  2,185,000 issued; 1,708,632 and 1,709,700 shares
  outstanding at September 30, 1998 and 1997, respectively                                              21,850           21,850
Additional paid-in capital                                                                          20,505,364       20,239,758
Retained earnings - substantially restricted                                                        16,347,698       14,111,882
Common stock acquired by Employee Stock
  Ownership Plan ("ESOP")                                                                             (849,710)      (1,011,566)
Common stock acquired by Recognition and Retention Plan ("RPR")                                       (280,888)        (317,955)
Treasury stock, at cost; 476,368 and 475,300
  shares at September 30, 1998 and 1997, respectively                                               (6,356,261)      (6,279,339)
Unrealized (loss) gain on securities available for sale, net of income taxes                          (212,762)          91,604
                                                                                                 -------------    -------------

      Total stockholders' equity                                                                    29,175,291       26,856,234
                                                                                                 -------------    -------------

      Total liabilities and stockholders' equity                                                 $ 318,611,396    $ 296,955,916
                                                                                                 =============    =============


See notes to consolidated financial statements

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                 Year Ended September 30,
                                                                                    -----------------------------------------------
                                                                       Note(s)          1998              1997             1996
                                                                    ------------    ------------      ------------     ------------
Interest income:
      Loans                                                             1 and 6     $ 13,880,178      $ 12,170,938     $ 10,316,082
      Mortgage-backed securities                                           1           3,774,638         3,749,723        4,025,030
      Investments and other interest-earning assets                        1           3,414,495         4,074,392        3,443,504
      Federal funds sold and securities
       purchased under agreements to resell                                1             895,486            76,821           38,354
                                                                                    ------------      ------------     ------------

          Total interest income                                                       21,964,797        20,071,874       17,822,970
                                                                                    ------------      ------------     ------------
Interest expense:
      Deposits                                                             11          8,933,075         8,102,809        7,592,723
      Borrowings                                                                       2,856,927         1,926,223        1,098,104
                                                                                    ------------      ------------     ------------

          Total interest expense                                                      11,790,002        10,029,032        8,690,827
                                                                                    ------------      ------------     ------------

Net interest income                                                                   10,174,795        10,042,842        9,132,143
Provision for loan losses                                               1 and 6          400,679           426,600          542,920
                                                                                    ------------      ------------     ------------

Net interest income after provision for loan losses                                    9,774,116         9,616,242        8,589,223
                                                                                    ------------      ------------     ------------
Non-interest income:
      Fees and service charges                                                           815,012           575,821          402,813
      Gain on sale on securities available for sale                  1, 4 and 5          131,212            29,387           36,089
      (Loss) gain from real estate operations                             1              (58,238)           27,650         (313,011)
      Miscellaneous                                                                       69,432            50,607           50,635
                                                                                    ------------      ------------     ------------

          Total non-interest income                                                      957,418           683,465          176,526
                                                                                    ------------      ------------     ------------

Non-interest expenses:

      Salaries and employee benefits                                  17 and 18        2,964,817         3,206,774        3,048,238
      Net occupancy expense of premises                                1 and 20          503,694           526,583          492,507
      Equipment                                                           1              691,122           628,182          571,180
      Advertising                                                                         84,336            62,435           69,510
      Loss from real estate owned                                      1 and 7            22,518            15,823           84,123
      Federal insurance premium                                          19              125,382           172,577        1,502,263
      Miscellaneous                                                      18            1,222,576         1,253,033        1,169,816
                                                                                    ------------      ------------     ------------

          Total non-interest expenses                                                  5,614,445         5,865,407        6,937,637
                                                                                    ------------      ------------     ------------

Income before income taxes                                                             5,117,089         4,434,300        1,828,112
Income taxes                                                           1 and 15        2,116,145         1,929,477          675,227
                                                                                    ------------      ------------     ------------

Net income                                                                          $  3,000,944      $  2,504,823     $  1,152,885
                                                                                    ============      ============     ============

Earnings per common share:                                               1
   Basic                                                                            $       1.86      $       1.54     $       0.66
                                                                                    ============      ============     ============
   Diluted                                                                          $       1.77      $       1.50     $       0.65
                                                                                    ============      ============     ============

Weighted average number of common shares:                                1
   Basic                                                                               1,614,600         1,630,300        1,750,900
                                                                                    ============      ============     ============
   Diluted                                                                             1,695,700         1,670,300        1,786,000
                                                                                    ============      ============     ============






See notes to consolidated financial statements.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            Retained         Common            Common
                                                         Additional         Earnings -       Stock             Stock
                                        Common            Paid-in         Substantially      Acquired          Acquired
                                        Stock             Capital           Restricted       By ESOP           By RRP
                                      -----------      ------------      --------------    ------------      ------------
Balance - October 1, 1995             $  21,850        $ 20,130,021      $ 11,544,464      $ (1,335,278)     $   (590,487)

Net income for the year ended
 September 30, 1996                           --               --           1,152,885              --                --
ESOP shares committed
 to be released                               --             55,705              --             161,856              --
Amortization of cost of common
 stock acquired by the RRP                    --               --                --                --             136,266
Purchase of 192,266
 shares of treasury stock                     --               --                --                --                --
Reissue of 10,925 shares of
 treasury stock for stock options             --            (33,868)             --                --                --
Dividends paid                                --               --            (478,742)             --                --
Unrealized loss on securities
 available for sale, net                      --               --                --                --                --
                                      ------------     ------------       ------------     ------------      ------------

Balance - September 30, 1996                21,850       20,151,858        12,218,607        (1,173,422)         (454,221)

Net income for the year ended
 September 30, 1997                           --               --           2,504,823              --                --
ESOP shares committed
 to be released                               --            117,067              --             161,856              --
Amortization of cost of common
 stock acquired by the RRP                    --               --                --                --             136,266
Purchase of 89,531 shares
 of treasury stock                            --               --                --                --                --
Reissue of 8,609 shares of
 treasury stock for stock options             --            (29,167)             --                --                --
Dividends paid                                --               --            (611,548)             --                --
Unrealized gain on securities
 available for sale, net                      --               --                --                --                --
                                      ------------     ------------      ------------      ------------      ------------

Balance - September 30, 1997                21,850       20,239,758        14,111,882        (1,011,566)         (317,955)

Net income for the year ended
 September 30, 1998                           --               --           3,000,944              --                --
ESOP shares committed
 to be released                               --            280,941              --             161,856              --
Amortization of cost of common
 stock acquired by the RRP                    --               --                --                --              37,067
Purchase of 5,000 shares
 of treasury stock                            --               --                --                --                --
Reissue of 3,932 shares of
 treasury stock for stock options             --            (15,335)             --                --                --
Dividends paid                                --               --            (765,128)             --                --
Unrealized loss on securities
 available for sale, net                      --               --                --                --                --
                                      ------------     ------------      ------------      ------------      ------------

Balance - September 30, 1998          $     21,850     $ 20,505,364      $ 16,347,698      $   (849,710)     $   (280,888)
                                      ============     ============      ============      ============      ============

                                                              Unrealized
                                                              Gain (Loss)
                                                             on Securities
                                          Treasury            Available
                                           Stock             for sale, net      Total
                                         ------------      ---------------   ------------
Balance - October 1, 1995                $ (2,591,542)     $       --        $ 27,179,028

Net income for the year ended
 September 30, 1996                              --                --           1,152,885
ESOP shares committed
 to be released                                  --                --             217,561
Amortization of cost of common
 stock acquired by the RRP                       --                --             136,266
Purchase of 192,266
 shares of treasury stock                  (2,522,444)             --          (2,522,444)
Reissue of 10,925 shares of
 treasury stock for stock options             137,000              --             103,132
Dividends paid                                   --                --            (478,742)
Unrealized loss on securities
 available for sale, net                         --                (488)             (488)
                                         ------------      ------------      ------------

Balance - September 30, 1996               (4,976,986)             (488)       25,787,198

Net income for the year ended
 September 30, 1997                              --                --           2,504,823
ESOP shares committed
 to be released                                  --                --             278,923
Amortization of cost of common
 stock acquired by the RRP                       --                --             136,266
Purchase of 89,531 shares
 of treasury stock                         (1,412,789)             --          (1,412,789)
Reissue of 8,609 shares of
 treasury stock for stock options             110,436              --              81,269
Dividends paid                                   --                --            (611,548)
Unrealized gain on securities
 available for sale, net                         --              92,092            92,092
                                         ------------      ------------      ------------

Balance - September 30, 1997               (6,279,339)           91,604        26,856,234

Net income for the year ended
 September 30, 1998                              --                --           3,000,944
ESOP shares committed
 to be released                                  --                --             442,797
Amortization of cost of common
 stock acquired by the RRP                       --                --              37,067
Purchase of 5,000 shares
 of treasury stock                           (129,375)             --            (129,375)
Reissue of 3,932 shares of
 treasury stock for stock options              52,453              --              37,118
Dividends paid                                   --                --            (765,128)
Unrealized loss on securities
 available for sale, net                         --            (304,366)         (304,366)
                                         ------------      ------------      ------------

Balance - September 30, 1998             $ (6,356,261)     $   (212,762)     $ 29,175,291
                                         ============      ============      ============



See notes to consolidated financial statements.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended September 30,
                                                                                   -------------------------------------------------
                                                                                        1998             1997              1996
                                                                                   ------------      ------------      -------------
Cash flows from operating activities:
     Net income                                                                    $  3,000,944      $  2,504,823      $  1,152,885
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                                   276,085           300,589           298,613
        Amortization of premiums and accretion
         of discounts on investment securities, net                                    (244,197)         (201,544)          (91,107)
        Amortization of premiums and accretion
         of discounts on mortgage-backed securities, net                                114,501            34,159            19,268
        Accretion of deferred loan fees and discounts                                   (67,091)         (110,837)          (84,132)
        Amortization of intangible assets                                                17,045            17,045            18,489
        (Gain) on sale of investment securities available for sale                      (36,750)          (29,387)          (51,029)
        (Gain) on sale of mortgage-backed securities available for sale                 (94,462)             --                --
        (Gain) loss on sale of real estate owned                                        (30,541)            5,542            33,583
        Write-down on investment securities available for sale                             --                --              14,940
        Provision for loan losses                                                       400,679           426,600           542,920
        Deferred income taxes                                                           142,146           255,206        (1,088,167)
        Decrease (increase) in accrued interest receivable                              205,299          (459,608)         (213,950)
        (Increase) in refundable income taxes                                          (148,500)         (181,613)          (13,693)
        (Increase) decrease in other assets                                          (1,017,539)           25,222           160,736
        Cost of ESOP and RRP                                                            479,864           415,189           353,827
        Increase (decrease) in other liabilities                                      1,614,432          (939,048)        1,679,142
                                                                                   ------------      ------------      ------------

             Net cash provided by operating activities                                4,611,915         2,062,338         2,732,325
                                                                                   ------------      ------------      ------------

Cash flows from investing activities:
     Purchases of investment securities available for sale                           (6,550,375)       (4,939,672)       (8,596,719)
     Purchases of investment securities held to maturity                            (54,489,063)      (35,090,000)      (48,040,000)
     Proceeds from maturities of investment securities held to maturity              77,940,000        17,000,000        33,930,000
     Proceeds from sale of investment securities available for sale                     736,750         7,890,781         7,028,594
     Purchases of mortgage-backed securities available for sale                     (21,719,234)       (5,046,498)       (5,068,148)
     Purchases of mortgage-backed securities held to maturity                          (384,083)             --                --
     Proceeds from sale of mortgage-backed securities available for sale              3,797,846              --                --
     Proceeds from principal repayments on
      mortgage-backed securities available for sale                                   6,381,532           832,014            61,971
     Proceeds from principal repayments on
      mortgage-backed securities held to maturity                                    10,613,411        11,278,745        12,152,454
     Loan originations, net of repayments                                           (19,680,328)       (7,021,993)      (16,486,091)
     Purchases of loans                                                             (24,301,570)       (6,682,351)      (14,326,221)
     Proceeds from sale of and insurance recoveries on real estate owned                675,305           311,862           289,116
     Capitalized expenses on real estate owned                                             --                --              (8,637)
     Net decrease (increase) in investments in real estate                               35,200           (61,895)          217,450
     Additions to premises and equipment                                               (278,411)         (198,300)       (1,138,187)
     (Purchase) of Federal Home Loan Bank of New York stock                            (265,400)         (169,200)         (252,800)
                                                                                   ------------      ------------      ------------

             Net cash (used in) investing activities                                (27,488,420)      (21,896,507)      (40,237,218)
                                                                                   ------------      ------------      ------------



See notes to consolidated financial statements.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended September 30,
                                                                                   -------------------------------------------------
                                                                                        1998             1997               1996
                                                                                   ------------      ------------      -------------
Cash flows from financing activities:
     Net increase in deposits                                                      $ 14,701,620      $ 10,510,516      $ 16,392,178
     Increase in advance payments by borrowers for taxes and insurance                  250,120           204,860           108,956
     Advances from Federal Home Loan Bank of New York                                      --                --           9,200,000
     Repayments of Federal Home Loan Bank of New York advances                       (2,000,000)       (1,200,000)             --
     Net change in short-term borrowings
      from Federal Home Loan Bank of New York                                              --            (525,000)       (4,850,000)
     Proceeds from securities sold under agreement to repurchase                     22,000,000        25,000,000        14,046,000
     Repurchase of securities sold under agreements to repurchase                    (5,000,000)      (14,046,000)       (7,126,250)
     Net (decrease) increase in treasury tax and loan account borrowings            (12,229,749)       10,119,030         9,880,970
     Dividends paid                                                                    (765,128)         (611,548)         (478,742)
     Treasury stock acquired                                                           (129,375)       (1,412,789)       (2,522,444)
     Reissue of treasury stock for stock options                                         37,118            81,269           103,132
                                                                                   ------------      ------------      ------------

             Net cash provided by financing activities                               16,864,606        28,120,338        34,753,800
                                                                                   ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                                 (6,011,899)        8,286,169        (2,751,093)
Cash and cash equivalents - beginning                                                13,388,392         5,102,223         7,853,316
                                                                                   ------------      ------------      ------------

Cash and cash equivalents - ending                                                 $  7,376,493      $ 13,388,392      $  5,102,223
                                                                                   ============      ============      ============

Supplemental schedule of noncash investing and financing activities:
     Loans transferred to real estate owned                                        $  1,087,750      $    506,911      $    248,945
                                                                                   ============      ============      ============

     Loans to facilitate sales of real estate owned                                $    175,000      $     96,000      $    148,000
                                                                                   ============      ============      ============

     Securities transferred to available for sale from held to maturity            $       --        $       --        $  1,989,839
                                                                                   ============      ============      ============

     Unrealized (loss) gain on securities available for sale                       $   (543,511)     $    164,450      $       (871)
     Deferred income tax                                                                239,145           (72,358)              383
                                                                                   ------------      ------------      ------------

                                                                                   $   (304,366)     $     92,092      $       (488)
                                                                                   ============      ============      ============

     Property transferred to investment in real
      estate, net of accumulated depreciation                                      $       --        $       --        $    190,174
                                                                                   ============      ============      ============

Supplemental  disclosures of cash flows  information:
     Cash paid (net of refunds received) during the year for:
        Federal, state and city income taxes                                       $  2,122,499      $  1,857,768      $  1,777,958
                                                                                   ============      ============      ============

        Interest                                                                   $ 11,740,700      $  9,903,908      $  8,676,430
                                                                                   ============      ============      ============


See notes to consolidated financial statements

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial statement presentation

The consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles, include the accounts of Financial Bancorp, Inc. (the "Company"), its wholly owned subsidiaries, 842 Manhattan Avenue Corporation and Financial Federal Savings Bank (the "Bank"), a federally chartered stock savings bank, and the Bank's wholly owned subsidiaries, FinFed Development Corp., which participates in a joint venture for development of land and sale of lots, FinFed Funding Ltd., which serves as a conduit for funding investments in FinFed Development Corp., and F.S. Agency, Inc., which is engaged in the sale of annuities. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-consolidated joint ventures are accounted for using the equity method of accounting.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and the valuation of real estate owned and investments in real estate. Management believes that the allowance for loan losses is adequate, and that real estate owned and investments in real estate are appropriately valued. While management uses available information to recognize losses on loans, real estate owned and investments in real estate, future additions to the allowance for loan losses or further writedowns of real estate owned and investments in real estate may be necessary based on changes in economic conditions in the market area.

In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses and the valuations of real estate owned and investments in real estate. Such agencies may require additions to the allowance or additional writedowns based on their judgments about information available to them at the time of their examinations.

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, federal funds sold and securities purchased under agreements to resell, all with original maturities of three months or less.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Investments and mortgage-backed securities

     Investments in debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as held-to-maturity or trading are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in a separate component of stockholders' equity.

     As permitted by the Financial Accounting Standards Board's ("FASB") "A guide to Implementation of Statement of Financial Accounting Standards ("SFAS") 115 on Accounting for Certain Investments in Debt and Equity Securities", the Bank reassessed the classification of its held-to-maturity portfolio during December, 1995 and transferred investment securities with a carrying value of $1,989,839 and a fair value of $2,005,630 from the held to maturity portfolio to the available-for-sale portfolio.

     Premiums and discounts on all securities are amortized/accreted to maturity by use of a method which approximates the level-yield method.

     Gains or losses on sales are recognized based on the specific identification method.

     Loans receivable

     Loans receivable are carried at unpaid principal balances less the allowance for loan losses and net deferred loan fees and discounts.

     Loan origination fees and certain direct loan origination costs are deferred and amortized as an adjustment of yield over the contractual lives of the related loans.

     Allowance for loan losses

     An allowance for loan losses is maintained at a level considered adequate to absorb losses inherent in the loan portfolio. Management of the Bank, in determining the allowance for loan losses, considers the risks inherent in the loan portfolio and changes in the nature and volume of loan activities, along with general economic and real estate market conditions. The Bank utilizes a two-tier approach: (1) identification of impaired loans and establishment of loss allowances on such loans; and (2) establishment of valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers. Loan loss allowances are established for identified loans based on a review of such data and/or estimates of the fair value of the underlying collateral.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Allowance for loan losses (Cont'd)

     Loan loss allowances are established on the remainder of the loan portfolio based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. Although management believes that adequate loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary.

     An impaired loan is evaluated based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined as up to ninety days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

     Allowances for uncollected interest

     The Bank provides an allowance for the loss of uncollected interest on loans where collection of the uncollected interest is doubtful. Such interest ultimately collected is credited to income in the period of recovery.

     Real estate owned

     Real estate owned consists of real estate acquired by foreclosure or deed in lieu of foreclosure. Real estate owned is initially recorded at the lower of cost or fair value at the date of acquisition and subsequently carried at the lower of such initially recorded amount or fair value less estimated selling costs. Fair value is defined as the amount reasonably expected to be received in a current sale between a willing seller and a willing buyer. Cost incurred in developing or preparing properties for sale are capitalized. Income and expense related to operating and holding properties are recorded in operations as incurred.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Real estate owned (Cont'd)

     Gains and losses on such properties are recognized as incurred. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these assets because of economic conditions and the current softness in certain geographic real estate markets.

     Investments in real estate

     Investments in real estate consist of investments in non-consolidated joint ventures and property held by a subsidiary and are recorded at the lower of cost or estimated fair values.

     Concentration of risk

     Lending and real estate activities are concentrated in real estate and loans secured by real estate located in the State of New York.

     Premises and equipment

     Premises and equipment are comprised of land, at cost, and buildings and improvements, leasehold improvements and furniture, fixtures and equipment, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

     Buildings and improvements         6 to 40 years
     Furniture, fixtures and equipment  5 to 10 years
     Leasehold improvements             The lesser of useful life
                                        or term of lease.

     Significant renewals and betterments are capitalized to the premises and equipment account. Maintenance and repairs are charged to expense in the period incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

     Income taxes

     The Company and its subsidiaries file consolidated federal, state and city income tax returns, except for two of the subsidiaries, which file separate state and city income tax returns. Income taxes are allocated to the Company and its subsidiaries based upon the contribution of their respective income or loss to the consolidated returns. Federal, state and city income taxes have been provided on the basis of reported income. The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and tax reporting purposes. Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Accounting for stock based compensation

     The Bank adopted, effective October 1, 1996, SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 established a fair value-based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value-based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements, but permits each entity to elect the new method or to continue to use the APB 25 method. The Company has chosen to continue to use the APB 25 method which, under SFAS 123, requires presentation in the notes to financial statements of pro forma net income and earnings per share information as if the fair value-based method had been adopted. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995; however, the pro forma disclosures are required to include the effects of all awards granted in fiscal years that begin after December 15, 1994, which for the Company includes any awards granted after September 30, 1995.

     Earnings per common share

     The Company, during the first quarter of fiscal year 1998, adopted SFAS 128, "Earnings per share", which supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". SFAS 128 replaces the primary and fully diluted earnings per common share presentations previously required by APB Opinion No. 15 with basic and diluted earnings per common share presentations. As required by SFAS 128, all prior period earnings per common share have been restated. Basic earnings per common share have been computed by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of common shares held by ESOP. Diluted earnings per common share have been computed by dividing net income by weighted average number of shares of common stock outstanding, as adjusted and dilutive common stock equivalents outstanding (using the treasury stock method) during the period.

     Interest rate risk

     The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, along with borrowings and other funds, to make loans secured by real estate and to purchase mortgage-backed and investment securities. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising interest rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Bank's interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

     Fair value of financial instruments

     The following methods and assumptions were used in estimating the fair value of financial instruments:

     Cash and cash equivalents and accrued interest receivable: The carrying amounts reported in the consolidated financial statements for cash and cash equivalents and accrued interest receivable approximate their fair values.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Fair value of financial instruments (Cont'd.)

     Investment and mortgage-backed securities: Fair value is determined by reference to quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable: The fair value of loans receivable is determined by reference to market prices for similar loans with the same maturities and interest rates.

     Deposits: The carrying amounts reported in the consolidated financial statements for demand, savings and club accounts approximate their fair values. For fixed-maturity time deposits, fair value is estimated using market rates currently offered for deposits of similar remaining maturities.

     Advances from Federal Home Loan Bank of New York, Securities sold under agreements to repurchase, and Treasury tax and loan account borrowings: The fair values of these instruments are estimated using rates currently available to the Bank for borrowings with similar terms and remaining maturities.

     Commitments to extend credit: The fair value of commitments is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     Impact of new accounting standards

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the "change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Companies will be required to (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior periods presented. As the requirements of SFAS 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim period issued to shareholders. It also requires that a company report certain information about their products and services, geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires interim periods to be presented in the second year of application. As the requirements of SFAS 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

     Impact of new accounting standards (Cont'd)

     In April 1998, the FASB issued SFAS 132, "Employers Disclosures About Pensions and Other Post Retirement Benefits". SFAS 132 standardizes the disclosure requirements for these plans and it requires additional information about changes in the benefit obligations and fair value of plan assets. SFAS 132 is effective for fiscal years beginning after December 15, 1997 and information for previous periods presented for comparative purposes is required to be restated. SFAS 132 does not change measurement or recognition standards for these plans and is only disclosure related, therefore its implementation will have no impact on the Company's financial condition or results of operations.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 supersedes SFAS 80, "Accounting for Futures Contracts", SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS 107, "Disclosures about Fair Value of Financial Instruments" to include in SFAS 107 the disclosure provisions about concentrations of credit risk from SFAS 105. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not have any derivative instruments or similar contracts, the representation of SFAS 133 will have no impact on the Company's financial condition or results of operations.

     Reclassification

     Certain amounts for the years ended September 30, 1997 and 1996 have been reclassified to conform to the current period's presentation.

2.   LIQUIDATION ACCOUNT AND STOCK REPURCHASES

     At the time of conversion to the stock form of organization, the Bank established a liquidation account in an amount equal to its total retained earnings at June 30, 1994. The liquidation account will be maintained by the Bank for the benefit of eligible account holders who continue to maintain savings accounts with the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account may be decreased if the balances of eligible account holders decreased on the annual determination date. The Bank did not determine the balance of liquidation account as of September 30, 1998. The Bank shall not declare or pay any dividend on or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below: 1) the amount required for the liquidation account, or 2) the net worth requirements contained in Section 563.13(b) of the Rules and Regulations of Office of Thrift Supervision ("OTS").

     During the years ended September 30, 1998, 1997 and 1996, the Company repurchased, in the open market, 5,000, 89,531, and 192,266 shares, respectively, of common stock at an aggregate cost of $129,375, $1,412,789, and $2,522,444, respectively. These repurchases are reflected as treasury stock in the consolidated statements of financial condition.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company purchases securities under agreements to resell substantially identical securities. These agreements represent short-term loans and are included as cash equivalents in the consolidated statements of financial condition as all such agreements mature within ninety days. During the years ended September 30, 1998, 1997 and 1996, the average balances of securities purchased under agreements to resell totalled $1,583,000, $15,200 and $133,000, respectively, and the maximum amount outstanding at any month end was $15,000,000, $2,000,000 and $5,240,000, respectively. The average interest rate for 1998, 1997 and 1996 was 5.75%, 5.85% and 5.89%, respectively.


4.   INVESTMENT SECURITIES

                                                                                       September 30, 1998
                                                             -----------------------------------------------------------------------
                                                                                       Gross Unrealized
                                                               Amortized        --------------------------------          Estimated
                                                                 Cost              Gains                Losses            Fair Value
                                                             ---------------    ------------         -----------         -----------
Available for Sale
Corporate stocks                                             $   701,000         $     6,750         $      --           $   707,750
Corporate bonds                                                5,853,289                --               273,289           5,580,000
                                                             -----------         -----------         -----------         -----------

                                                             $ 6,554,289         $     6,750         $   273,289         $ 6,287,750
                                                             ===========         ===========         ===========         ===========
Held to Maturity
U.S. Government (including agencies):
     After one through five years                            $35,994,830         $   309,610         $      --           $36,304,440
     After five through ten years                              7,237,211              78,849                --             7,316,060
     After ten years                                           2,968,408               6,332                --             2,974,740
                                                             -----------         -----------         -----------         -----------

                                                             $46,200,449         $   394,791         $      --           $46,595,240
                                                             ===========         ===========         ===========         ===========


                                                                                       September 30, 1997
                                                             -----------------------------------------------------------------------
                                                                                       Gross Unrealized
                                                               Amortized        --------------------------------          Estimated
                                                                 Cost              Gains                Losses            Fair Value
                                                             ---------------    ------------         -----------         -----------
Available for Sale
Corporate stocks                                             $   701,000         $    29,750         $      --           $   730,750
                                                             ===========         ===========         ===========         ===========

Held to Maturity
U.S. Government (including agencies):
     After one through five years                            $22,090,000         $    65,521         $       300         $22,155,221
     After five through ten years                             26,975,436                --                45,156          26,930,280
     After ten years                                          20,344,667                 505             207,992          20,137,180
                                                             -----------         -----------         -----------         -----------

                                                             $69,410,103         $    66,026         $   253,448         $69,222,681
                                                             ===========         ===========         ===========         ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   INVESTMENT SECURITIES (Cont'd)

There were no sales of investment securities held to maturity during the years ended September 30, 1998, 1997, and 1996. Proceeds from sales of investment securities available for sale during the years ended September 30, 1998, 1997 and 1996 were $736,750, $7,890,781 and $7,028,594, respectively. Gross gains of
$36,750, $29,387 and $51,029, were realized on these sales. Provision for losses of $14,940, representing permanent impairment in the value of common stock, was charged to operations during the year ended September 30, 1996. At September 30, 1998 approximately $42,241,000 of investment securities held to maturity are callable within one year and at periodic intervals thereafter.



5.   MORTGAGE-BACKED SECURITIES

                                                                                           September 30, 1998
                                                               ---------------------------------------------------------------------
                                                                 Principal          Unamortized         Unearned           Amortized
                                                                  Balance             Premiums          Discounts            Cost
                                                               ------------        ------------       -----------        -----------
Available for Sale
Federal Home Loan Mortgage Corporation                          $10,402,921        $   133,784        $      --          $10,536,705
Federal National Mortgage Association                            10,145,905            110,146               --           10,256,051
                                                                -----------        -----------        -----------        -----------

                                                                $20,548,826        $   243,930        $      --          $20,792,756
                                                                ===========        ===========        ===========        ===========
Held to Maturity
Government National Mortgage Association                        $17,109,250        $   198,426        $    34,130        $17,273,546
Federal Home Loan Mortgage Corporation                            7,542,184             12,147             22,315          7,532,016
Federal National Mortgage Association                             1,774,626             18,087               --            1,792,713
Other pass-through                                                1,649,914               --                6,187          1,643,727
                                                                -----------        -----------        -----------        -----------

                                                                $28,075,974        $   228,660        $    62,632        $28,242,002
                                                                ===========        ===========        ===========        ===========


                                                                                         September 30, 1998
                                                               ---------------------------------------------------------------------
                                                                                         Gross Unrealized
                                                                 Amortized        -------------------------------        Estimated
                                                                   Cost              Gains              Losses           Fair Value
                                                               ------------       ------------        -----------        -----------
Available for Sale
Federal Home Loan Mortgage Corporation                          $10,536,705        $      --          $    76,061        $10,460,644
Federal National Mortgage Association                            10,256,051               --               37,332         10,218,719
                                                                -----------        -----------        -----------        -----------

                                                                $20,792,756        $      --          $   113,393        $20,679,363
                                                                ===========        ===========        ===========        ===========

Held to Maturity
Government National Mortgage Association                        $17,273,546        $   304,112        $    83,543        $17,494,115
Federal Home Loan Mortgage Corporation                            7,532,016            144,192             26,935          7,649,273
Federal National Mortgage Association                             1,792,713              8,646              4,823          1,796,536
Other pass-through                                                1,643,727               --                1,650          1,642,077
                                                                -----------        -----------        -----------        -----------

                                                                $28,242,002        $   456,950        $   116,951        $28,582,001
                                                                ===========        ===========        ===========        ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   MORTGAGE-BACKED SECURITIES (Cont'd)

                                                                                           September 30, 1997
                                                               ---------------------------------------------------------------------
                                                                 Principal          Unamortized      Unearned           Amortized
                                                                  Balance             Premiums       Discounts            Cost
                                                               ------------        ------------     -----------        -----------
Available for Sale
Federal Home Loan Mortgage Corporation                          $ 4,406,263       $   15,835        $      --          $ 4,422,098
Federal National Mortgage Association                             4,787,656           13,465               --            4,801,121
                                                                -----------       -----------       -----------        -----------

                                                                $ 9,193,919       $   29,300        $      --          $ 9,223,219
                                                                ===========       ===========       ===========        ===========
Held to Maturity
Government National Mortgage Association                        $23,122,551       $  257,872        $   45,262         $23,335,161
Federal Home Loan Mortgage Corporation                           11,310,317           16,524            28,298          11,298,543
Federal National Mortgage Association                             1,973,407           14,530               --            1,987,937
Other pass-through                                                1,906,558             --               7,149           1,899,409
                                                                -----------       -----------       -----------       ------------

                                                                $38,312,833       $  288,926        $   80,709        $ 38,521,050
                                                                ===========       ===========       ===========       ============


                                                                                         September 30, 1997
                                                               ---------------------------------------------------------------------
                                                                                         Gross Unrealized
                                                                 Amortized        -------------------------------        Estimated
                                                                   Cost              Gains              Losses           Fair Value
                                                               ------------       ------------        -----------        -----------
Available for Sale
Federal Home Loan Mortgage Corporation                          $ 4,422,098        $    87,448        $      --          $ 4,509,546
Federal National Mortgage Association                             4,801,121             46,381               --            4,847,502
                                                                -----------        -----------        -----------        -----------

                                                                $ 9,223,219        $   133,829        $      --          $ 9,357,048
                                                                ===========        ===========        ===========        ===========

Held to Maturity
Government National Mortgage Association                        $23,335,161        $   463,125        $    47,080        $23,751,206
Federal Home Loan Mortgage Corporation                           11,298,543            252,820             71,109         11,480,254
Federal National Mortgage Association                             1,987,937             14,767              4,986          1,997,718
Other pass-through                                                1,899,409               --                 --            1,899,409
                                                                -----------        -----------        -----------        -----------

                                                                $38,521,050        $   730,712        $   123,175        $39,128,587
                                                                ===========        ===========        ===========        ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   MORTGAGE-BACKED SECURITIES (Cont'd)

The scheduled maturities of all mortgage-backed securities as of September 30, 1998 follows (in thousands):

                                                    Amortized       Estimated
                                                      Cost          Fair Value
                                                    ----------     ------------

     Within five years                               $ 6,451        $ 6,506
     After five through ten years                      2,521          2,506
     After ten years                                  40,063         40,249
                                                     -------        -------

                                                     $49,035        $49,261
                                                     =======        =======


Proceeds from sale of mortgage-backed securities available for sale during the year ended September 30, 1998 were $3,797,846. Gross gains of $94,462 were realized on these sales. There were no sale of mortgage-backed securities held to maturity during the year ended September 30, 1998. There were no sales of mortgage-backed securities available for sale or held to maturity during the years ended September 30, 1997 and 1996.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LOANS RECEIVABLE

                                                           September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
Real estate mortgages:
      One-to-four family                           $155,674,406     $126,440,274
      Equity and second mortgages                     2,492,492        2,637,065
      Multi-family                                   18,206,979       11,778,942
      Commercial                                     20,239,513       13,216,661
                                                   ------------     ------------

                                                    196,613,390      154,072,942

Construction                                            925,000          574,500
                                                   ------------     ------------

Consumer:
      Passbook or certificate                           241,625          176,307
      Home improvement                                    1,531            3,785
      Guaranteed student loans                          208,673          213,701
      Personal                                           18,600           23,637
                                                   ------------     ------------

                                                        470,429          417,430
                                                   ------------     ------------

Commercial, including lines of credit                    71,586           76,567
                                                   ------------     ------------

          Total loans                               198,080,405      155,141,439
                                                   ------------     ------------

Less: Loans in process                                  336,250          200,860
         Allowance for loan losses                    1,657,235        1,405,404
         Deferred loan fees and discounts                59,532          243,347
                                                   ------------     ------------

                                                      2,053,017        1,849,611
                                                   ------------     ------------

                                                   $196,027,388     $153,291,828
                                                   ============     ============



At September 30, 1998, 1997 and 1996, loans serviced by the Bank for the benefit of others totalled approximately $6,498,000, $8,329,000 and $10,067,000, respectively.

An analysis of the allowance for loan losses follows:

                                           Year Ended September 30,
                                  -------------------------------------------
                                      1998           1997            1996
                                  -----------    ------------    ------------

     Balance - beginning          $ 1,405,404     $ 1,573,338     $ 1,243,068
     Provision for loan losses        400,679         426,600         542,920
     Charge offs                     (179,198)       (601,674)       (212,650)
     Recoveries                        30,350           7,140            --
                                  -----------     -----------     -----------

     Balance - ending             $ 1,657,235     $ 1,405,404     $ 1,573,338
                                  ===========     ===========     ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LOANS RECEIVABLE (Cont'd)

Non-accrual loans totalled approximately $3,520,000, $4,324,000 and $4,380,000 at September 30, 1998, 1997 and 1996, respectively. Interest income that would have been recognized on loans for which the accrual of income has been discontinued totalled approximately $284,000, $411,000 and $403,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Interest income on these loans, which is recorded only when collected, amounted to approximately $148,000, $149,000 and $160,000 for the years ended September 30, 1998, 1997 and
1996, respectively.

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                      September 30.
                                               -------------------------
                                                  1998           1997
                                               ----------    -----------
     Recorded investment in impaired loans:
          With recorded allowance              $2,060,091    $2,510,632
          Without recorded allowance                 --            --
                                               ----------    ----------

          Total impaired loans                  2,060,091     2,510,632
     Related allowances for loan losses           426,000       225,125
                                               ----------    ----------

          Net impaired loans                   $1,634,091    $2,285,507
                                               ==========    ==========


For the years ended September 30, 1998, 1997 and 1996, interest income recognized on impaired loans was $108,000, $79,000 and $31,000, respectively. The average balance of impaired loans during the years ended September 30, 1998, 1997 and 1996 approximated $2,176,000, $2,315,000 and $933,000, respectively.

The following is a summary of loans to the directors and officers (and to any associates of such persons) of the Company and its subsidiaries exclusive of loans to any such persons which in the aggregate did not exceed $60,000:

                                              Year Ended September 30,
                                           -------------------------------
                                              1998                 1997
                                           -----------         -----------
     Balance - beginning                   $   678,772         $   395,523
     New loans                                 395,800             380,000
     Repayments                                (17,421)             (5,955)
     Loans removed                                --               (90,796)
                                           -----------         -----------

     Balance - ending                      $ 1,057,151         $   678,772
                                           ===========         ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   REAL ESTATE OWNED

Real estate owned is summarized as follows:

                                                      September 30,
                                                --------------------------
                                                   1998             1997
                                                ---------        ---------
Acquired by foreclosure                         $ 739,403        $ 471,417
                                                =========        =========

The following is an analysis of loss from real estate owned:

                                                Year Ended September 30,
                                             -------------------------------
                                               1998        1997       1996
                                             --------    --------   --------
Operational expenses, net of rental income   $ 53,059    $ 10,281   $ 50,540
(Gain) loss on sale                           (30,541)      5,542     33,583
                                             --------    --------   --------
Net loss                                     $ 22,518    $ 15,823   $ 84,123
                                             ========    ========   ========


8.   INVESTMENTS IN REAL ESTATE

                                                           September 30,
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
Held for rental operations                         $  176,063         $  188,287
Held for development                                3,319,966          3,355,166
                                                   ----------         ----------
                                                   $3,496,029         $3,543,453
                                                   ==========         ==========

The Bank's wholly owned subsidiary has entered into a joint venture agreement with a builder/developer and a financial institution to acquire land, design projects and install site improvements thereon and engage in marketing activities to sell the improved lots. Profits and losses are shared in accordance with a partnership agreement.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INVESTMENTS IN REAL ESTATE (Cont'd)

The following represents the combined statements of financial condition, loss and partners' capital of the joint ventures:

                        STATEMENTS OF FINANCIAL CONDITION

                                                             September 30,
                                                       -------------------------
Assets                                                    1998          1997
                                                       -----------   -----------
Cash                                                   $     2,183   $    11,418
                                                       -----------   -----------
Investments                                                134,393       134,085
                                                       -----------   -----------
Land and construction-in-progress:
     Land                                                7,210,900     7,210,900
     Construction-in-progress                            8,966,698     8,483,285
                                                       -----------   -----------
                                                        16,177,598    15,694,185
     Less allowances for inventory valuation             4,074,600     3,774,000
                                                       -----------   -----------
                                                        12,102,998    11,920,185
                                                       -----------   -----------
         Total assets                                  $12,239,574   $12,065,688
                                                       ===========   ===========

Liabilities and partners' capital

Liabilities

Loan payable to Bank's subsidiary                      $ 1,256,934   $ 1,256,934
Loan payable to other partner                            1,256,934     1,256,934
                                                       -----------   -----------
         Total loan payable                              2,513,868     2,513,868
                                                       -----------   -----------
Other liabilities                                        3,074,337     2,794,851
                                                       -----------   -----------
         Total liabilities                               5,588,205     5,308,719
                                                       -----------   -----------
Partners' capital

Bank subsidiary                                          2,188,726     2,223,926
Other partners                                           4,462,643     4,533,043
                                                       -----------   -----------
         Total partners' capital                         6,651,369     6,756,969
                                                       -----------   -----------
         Total liabilities and partners' capital       $12,239,574   $12,065,688
                                                       ===========   ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INVESTMENTS IN REAL ESTATE (Cont'd)

                              STATEMENTS OF (LOSS)


                                                 Year Ended September 30,
                                          -------------------------------------
                                             1998          1997          1996
                                          ---------     ---------     ---------
Allowance for inventory valuation         $(300,600)    $(129,000)    $(894,000)
                                          ---------     ---------     ---------
Net (loss)                                $(300,600)    $(129,000)    $(894,000)
                                          =========     =========     =========


                         STATEMENTS OF PARTNERS' CAPITAL

                                                Bank's
Partners' capital                            Subsidiaries          Others            Total
-----------------                            ------------          ------            -----
Balance October 1, 1995                       $ 2,399,926       $ 6,085,043       $ 8,484,969
Capital contribution                               75,000           150,000           225,000
(Loss) for year ended September 30, 1996         (298,000)         (596,000)         (894,000)
                                              -----------       -----------       -----------
Balance September 30, 1996                      2,176,926         5,639,043         7,815,969
Capital contribution                               90,000           180,000           270,000
(Loss) for year ended September 30, 1997          (43,000)          (86,000)         (129,000)
Distribution of capital                              --          (1,200,000)       (1,200,000)
                                              -----------       -----------       -----------
Balance September 30, 1997                      2,223,926         4,533,043         6,756,969
Capital contribution                               65,000           130,000           195,000
(Loss) for year ended September 30, 1998         (100,200)         (200,400)         (300,600)
                                              -----------       -----------       -----------
Balance September 30, 1998                    $ 2,188,726       $ 4,462,643       $ 6,651,369
                                              ===========       ===========       ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   PREMISES AND EQUIPMENT

                                                              September 30,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Land                                                    $  220,000    $  220,000
Buildings and improvements                               2,177,218     2,161,668
Leasehold improvements                                   1,393,782     1,393,782
Furniture, fixtures and equipment                          915,676       845,167
                                                        ----------    ----------
                                                         4,706,676     4,620,617
Less accumulated depreciation and amortization           2,260,556     2,189,047
                                                        ----------    ----------
                                                        $2,446,120    $2,431,570
                                                        ==========    ==========


10.  ACCRUED INTEREST RECEIVABLE

                                                          September 30,
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
Loans                                              $  929,028         $  693,958
Mortgage-backed securities                            357,398            314,088
Investment securities                                 756,853          1,240,532
                                                   ----------         ----------
                                                   $2,043,279         $2,248,578
                                                   ==========         ==========


11.  DEPOSITS

                                                                 September 30,
                                 ------------------------------------------------------------------------------
                                                  1998                                    1997
                                 -------------------------------------    -------------------------------------
                                                              Weighted                                 Weighted
                                                               Average                                  Average
                                 Percent        Amount          Rate      Percent        Amount          Rate
                                 -------     ------------     --------    -------     ------------     --------
Non-interest-bearing demand        5.73      $ 13,064,996        0.00%      4.72      $ 10,088,755        0.00%
Interest-bearing demand            6.98        15,913,714        1.87%      7.22        15,399,555        2.17%
Savings and club                  33.43        76,267,570        2.13%     34.73        74,109,004        2.20%
Certificates of deposit           53.86       122,849,622        5.61%     53.33       113,796,968        5.80%
                                 ------      ------------                 ------      ------------
     Total deposits              100.00      $228,095,902        3.86%    100.00      $213,394,282        4.01%
                                 ======      ============        ====     ======      ============

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  DEPOSITS (Cont'd)

The following table presents certificates of deposit outstanding based upon interest rate ranges:

                                                            September 30,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
                                                            (In Thousands)
Certificate accounts:
  3.00% to 3.99%                                     $  3,391           $     45
  4.00% to 4.99%                                       32,934             12,148
  5.00% to 5.99%                                       58,107             73,056
  6.00% to 6.99%                                       11,488             12,333
  7.00% to 7.99%                                       16,870             16,161
  8.00% to 8.99%                                           60                 54
                                                     --------           --------
                                                     $122,850           $113,797
                                                     ========           ========

The scheduled maturities of certificates of deposit were as follows:

                                                           September 30,
                                                   -----------------------------
                                                     1998                 1997
                                                   --------             --------
                                                           (In Thousands)
One year of less                                   $ 80,234             $ 73,200
One to two years                                     24,660               14,609
Two to three years                                   11,185               14,128
Thereafter                                            6,771               11,860
                                                   --------             --------
      Total                                        $122,850             $113,797
                                                   ========             ========

Certificates of deposit of $100,000 or more totalled approximately $14,122,000 and $11,516,000 at September 30, 1998 and 1997, respectively.

Interest expense on deposits consists of the following:

                                              Year Ended September 30,
                                      ------------------------------------------
                                         1998            1997            1996
                                      ----------      ----------      ----------
Demand                                $  324,437      $  359,612      $  439,309
Savings and clubs                      1,682,214       1,560,734       1,672,529
Certificates of deposit                6,926,424       6,182,463       5,480,885
                                      ----------      ----------      ----------
                                      $8,933,075      $8,102,809      $7,592,723
                                      ==========      ==========      ==========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")


                                                             September 30,
                                                      --------------------------
                                   Interest Rate         1998            1997
                                   -------------      ----------      ----------
Notes maturing on:
     December 19, 1997                5.597%          $     --        $2,000,000
     December 28, 1998                5.670%           6,000,000       6,000,000
                                                      ----------      ----------
                                                      $6,000,000      $8,000,000
                                                      ==========      ==========

The Bank also has an available overnight line of credit with the FHLB, subject to the terms and conditions of the lender's overnight advance program, in the amount of $44,487,000 and $39,598,000 at September 30, 1998 and 1997,
respectively. Advances under this line of credit, which expires on December 23, 1998, are made for one-day periods. The advances were secured by stock of the FHLB in the amount of $2,110,400 and $1,845,000 at September 30, 1998 and 1997, respectively, and mortgage loans with an unpaid balance of $29,483,000 and $34,254,000 at September 30, 1998 and 1997, respectively.


13.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                      September 30,
                                                              -----------------------------
        Lender               Maturity        Interest Rate       1998              1997
----------------------   -----------------   -------------    -----------       -----------
Federal Home Loan Bank   December 18, 2001       5.291%       $      --         $ 5,000,000
Federal Home Loan Bank   May 30, 2002            5.813%        10,000,000        10,000,000
Security broker dealer   August 19, 2002         5.620%        10,000,000        10,000,000
Federal Home Loan Bank   November 2, 2004        5.963%         5,000,000              --
Federal Home Loan Bank   December 19, 2004       5.930%         7,000,000              --
Federal Home Loan Bank   June 18, 2008           5.050%        10,000,000              --
                                                              -----------       -----------
                                                              $42,000,000       $25,000,000
                                                              ===========       ===========

At September 30, 1998, the securities sold under agreements to repurchase are all callable or will reprice within one year and at periodic intervals thereafter.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SECURITIES SOLD UNDER AGREEMENTS TO PURCHASE (Cont'd)

Information concerning borrowings collateralized by securities sold under agreements to repurchase is summarized as follows:

                                                               Year Ended September 30,
                                                          -----------------------------------
                                                           1998          1997          1996
                                                          -------       -------       -------
                                                                 (Dollars in Thousands)
Average balance during the year                           $34,033       $12,010       $ 8,228
Average interest rate during the year                        5.79%         5.53%         5.70%
Maximum month-end balance during the year                 $42,000       $25,000       $15,064
Investment and mortgage-backed securities underlying
  the agreement at year end:
    Carrying value                                        $45,961       $28,545       $15,150
    Estimated fair value                                  $45,844       $28,427       $14,520


14.  TREASURY TAX AND LOAN ACCOUNT BORROWINGS

At September 30, 1998 and 1997, the Bank had borrowings from the Federal Reserve Bank of New York under the Treasury Tax and Depository program in the amount of $7,770,251 and $20,000,000, respectively, at an interest rate of 5.41% and 5.20%, respectively, per annum payable on demand. These borrowings are secured by investment securities with a carrying value of $30,572,000 and $22,225,000 and fair value of $30,755,000 and $22,133,000, respectively.


15.  INCOME TAXES

The Bank qualifies as a Savings Institution under the provisions of the Internal Revenue Code and was therefore permitted, prior to October 1, 1996, to deduct from taxable income an allowance for bad debts based on the greater of; (1) actual loan losses (the "experience method"); or (2) eight (8) percent of taxable income before such bad debt deduction less certain adjustments (the "percentage of taxable income method"). For the tax years 1996 and, 1995, the Bank used the percentage of taxable income method.

On August 21, 1996, legislation was signed into law which repealed the percentage of taxable income method for the federal income tax bad debt deduction. The repeal is effective for the Bank's taxable year beginning after September 30, 1996. In addition, the legislation requires the Company to include in taxable income its bad debt reserves in excess of its base year reserves over a six, seven, or eight year period depending upon the attainment of certain loan origination levels. Since the percentage of taxable income method for the Federal tax bad debt deduction and the corresponding increase in the Federal tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law does not have a material adverse effect on the Company's consolidated statement of income. The New York State and New York City tax laws have been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining New York State and New York City tax liabilities.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (Cont'd)

Retained earnings at September 30, 1998 include approximately $3,127,000 related to bad debt deductions for federal income tax purposes for which income taxes have not been provided. If such amount is used for purposes other than bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rates.

The components of income taxes are summarized as follows:

                                             Year Ended September 30,
                                     ------------------------------------------
                                        1998           1997            1996
                                     -----------    -----------     -----------
Current tax expense:
  Federal income                     $ 1,373,767    $ 1,164,599     $ 1,186,475
  State and city income                  600,232        509,672         576,919
                                     -----------    -----------     -----------
                                       1,973,999      1,674,271       1,763,394
                                     -----------    -----------     -----------

Deferred tax expense (benefit):
  Federal income                          57,934        178,353        (609,709)
  State and city income                   84,212         76,853        (478,458)
                                     -----------    -----------     -----------
                                         142,146        255,206      (1,088,167)
                                     -----------    -----------     -----------
                                     $ 2,116,145    $ 1,929,477     $   675,227
                                     ===========    ===========     ===========

The following table presents a reconciliation between reported income taxes and the income taxes which would be computed by applying the federal statutory rate of 34% to income before income taxes:

                                                               Year Ended September 30,
                                                       -----------------------------------------
                                                           1998           1997           1996
                                                       -----------    -----------    -----------
Federal income taxes                                   $ 1,739,810    $ 1,507,662    $   621,558
Increase (reduction) of income taxes resulting from:
  New York state and city taxes,
    net of federal income tax effect                       451,733        387,106         79,010
  Cost of ESOP and RRP                                      15,381        (21,605)       (14,835)
  Other                                                    (90,779)        56,314        (10,506)
                                                       -----------    -----------    -----------
                                                       $ 2,116,145    $ 1,929,477    $   675,227
                                                       ===========    ===========    ===========

At September 30, 1998 and 1997, refundable income taxes of $366,453 and $217,953, respectively are included in other assets.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES (Cont'd)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                                    September 30,
                                                             --------------------------
Deferred income tax assets                                      1998            1997
--------------------------                                   ----------      ----------
Uncollected interest                                         $   78,808      $  279,421
Allowance for loss on loans
 in excess of tax bad debt deductions                           629,530         470,815
Deferred loan fees                                               58,467          66,147
Accrued pension and benefits                                    109,697         126,280
Deferred compensation                                            72,523         186,796
Depreciation                                                    189,274         131,594
ESOP and RRP cost                                                44,822          98,524
Unrealized loss on investments available for sale               167,170            --
                                                             ----------      ----------
                                                              1,350,291       1,359,577
                                                             ----------      ----------
Deferred income tax liabilities
-------------------------------
Deferred premiums and discounts                                  11,190          11,588
Deferred loss on investments in real estate                      67,989         116,693
Unrealized gain on securities available for sale                   --            71,975
State and city taxes                                             82,451          67,659
                                                             ----------      ----------
                                                                161,630         267,915
                                                             ----------      ----------
Net deferred income tax assets included in other assets      $1,188,661      $1,091,662
                                                             ==========      ==========


16.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to assets (as defined).

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  REGULATORY CAPITAL (Cont'd)

The following tables present a reconciliation of capital per generally accepted accounting principles ("GAAP") and regulatory capital and information as to the Bank's capital levels at September 30, 1998 (in thousands):


GAAP capital                                                           $ 25,958
Add unrealized loss on securities available for sale                        217
Less goodwill and other intangibles                                        (109)
Less investment in "non-includable"
  subsidiaries                                                           (3,320)
                                                                       --------
Core and tangible capital                                                22,746
Add general valuation allowance                                           1,211
                                                                       --------
Regulatory capital                                                     $ 23,957
                                                                       ========

                                                                                   To Be Well Captialized
                                                           Minimum Capital        Under Prompt Corrective
                                        Actual              Requirements             Action Provisions
                                   ----------------       -----------------         -------------------
                                    Amount    Ratio        Amount     Ratio         Amount        Ratio
                                   -------    -----       --------    -----         -------       -----
                                                       (Dollars in Thousands)
Total Capital                      $23,957    17.34%      $ 11,054    8.00%         $13,818       10.00%
 (to risk-weighted assets)

Tier 1 Capital                     $22,746    16.46%          --        --          $ 8,291        6.00%
 (to risk-weighted assets)

Core (Tier1) Capital
 (to adjusted total assets)        $22,746     7.25%      $ 12,555    4.00%         $15,693        5.00%

Tangible Capital
 (to adjusted total assets)        $22,746     7.25%      $  4,708    1.50%            --            --

As of June 30, 1998, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total, risk-based and Tier I leverage ratios of 10%, 6% an 5%, respectively. There are no conditions existing or events which have occurred since notification that management believes have changed the institution's category.

The dividend payments to the Company by the Bank are subject to the profitability of the Bank and applicable regulations. On October 30, 1997, the Bank paid a dividend of $1,881,000 to the Company.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  BENEFIT PLANS

Pension Plan

The Bank has a non-contributory defined benefit pension plan covering all eligible employees. The benefits are based upon each employee's years of service. The Bank's policy is to fund the plan with annual contributions equal to the maximum amount deductible for federal income tax purposes.

The following table sets forth the plan's funded status:

                                                                     September 30,
                                                              --------------------------
                                                                  1998           1997
                                                              -----------    -----------
Actuarial present value of benefit obligation, including
 vested benefits of $2,606,121 and $2,170,928, respectively   $ 2,683,465    $ 2,183,045
                                                              ===========    ===========

Projected benefit obligation                                   (2,953,686)   $(2,634,154)
Plan assets at fair value                                       3,006,807      2,518,311
                                                              -----------    -----------
Plan assets at fair value in excess of (less than)
 projected plan obligation                                         53,121       (115,843)
Unrecognized (gain)                                              (489,923)      (423,050)
Unrecognized net transition obligation at
 October 1, 1988 being amortized over fifteen years               143,325        170,625
Unrecognized prior service cost at
 October 1, 1989 being amortized over 11.1 years                   60,230        111,212
                                                              -----------    -----------
(Accrued) pension cost included in other liabilities          $  (233,247)   $  (257,056)
                                                              ===========    ===========

Net periodic pension cost included the following components:

                                                     Year Ended September 30,
                                               -------------------------------------
                                                 1998          1997          1996
                                               ---------     ---------     ---------
Service cost                                   $  86,991     $  88,225     $  87,457
Interest cost                                    199,801       173,867       169,729
Actual return on plan assets                    (601,202)     (285,480)     (217,332)
Net amortization and deferral                    290,601       141,159       115,821
                                               ---------     ---------     ---------
Net periodic pension (benefit) cost
 included in salaries and employee benefits    $ (23,809)    $ 117,771     $ 155,675
                                               =========     =========     =========

Assumptions used in accounting for the plan are as follows:

                                                    Year Ended September 30,
                                                -------------------------------
                                                  1998        1997        1996
                                                -------     -------     -------
Discount rate                                      7.75%       7.75%       7.50%
Rate of increase in compensation                   5.50%       5.50%       5.50%
Long-term rate of return on plan assets            8.00%       8.00%       8.00%

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  BENEFIT PLANS (Cont'd)

Savings Incentive Plan

The Bank has a savings incentive plan, pursuant to Section 401(K) of the Internal Revenue Code, for all eligible employees of the Bank. Employees may elect to save from 1% to 15% of their eligible compensation, of which the Bank will match the lesser of 25% of the employees' contribution or 1% of the employees' compensation. The Bank may make a special elective employer contribution in addition to its matching contribution. Total savings incentive plan expense for the years ended September 30, 1998, 1997 and 1996 was approximately $17,000, $14,000 and $14,000, respectively.


18.  STOCK BENEFIT PLANS

ESOP

Effective upon conversion, an ESOP was established for all eligible employees. The ESOP used $1,529,500 of proceeds from a term loan from the Company to purchase 152,950 shares of Company common stock in the initial offering. The term loan from the Company to the ESOP was payable initially over seven annual installments commencing on December 31, 1994. Interest on the term loan is payable annually, commencing on December 31, 1994, at a rate of 7.75 percent per annum. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to principal and interest payments required from the ESOP on the term loan less any dividends received by the ESOP on unallocated shares. Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation. During the years ended September 30, 1998 and 1997, the Bank made cash contributions of $287,347 and $232,066, respectively, to the ESOP, of which $197,523 and $133,520, respectively, were applied to the principal. Effective January 1, 1995, the terms of the term loan were renegotiated between the Company and the ESOP and the remaining term to maturity was extended from six to nine years. At September 30, 1998 and 1997, the loan had an outstanding balance of $935,440 and $1,132,963, respectively.

The ESOP is accounted for in accordance with SOP 93-6 "Accounting for Employee Stock Ownership Plans", which was issued by the AICPA in November 1994. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for net income per common share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Contributions equivalent to dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expenses were $442,797, $278,923 and $217,561 for the years ended September 30, 1998, 1997, and 1996, respectively.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  STOCK BENEFIT PLANS (Cont'd)

ESOP (Cont'd)

The ESOP shares are summarized as follows:

                                                           September 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Allocated shares                                        59,506            39,653
Shares to be released                                    8,473            12,140
Unreleased shares                                       84,971           101,157
                                                    ----------        ----------
Total ESOP shares                                      152,950           152,950
                                                    ==========        ==========
Fair value of unreleased shares                     $2,814,664        $2,276,033
                                                    ==========        ==========

RRP

On January 26, 1995, the Bank established a RRP to provide both key employees and outside directors of the Bank with a proprietary interest in the company in a manner designed to encourage such persons to remain with the Bank. The Bank contributed $681,331 from available liquid assets to the RRP to enable the trust to acquire 65,550 shares of the Company's common stock in open market transactions.

Under the RRP, awards are granted in the form of common stock held by the RRP trust. The awards vest over a period of time not more than five years commencing one year from the date of award. The awards become fully vested upon termination of employment due to death, disability or normal retirement. The awards to officers, employees and outside directors become fully vested upon a change in control of the Bank or the Company. During the year ended September 30, 1995, 54,407 shares were awarded to employees and officers and 3,500 shares were awarded to outside directors. During the year ended September 30, 1996, 6,964 shares were awarded to employees and officers and 13,547 shares were forfeited. During the year ended September 30, 1997, 1,089 shares were awarded to outside directors, 19,429 shares were awarded to employees and officers and 6,292 shares were forfeited. During the year ended September 30, 1998, 963 shares to employees were forfeited.

The Company recorded compensation expense for the RRP of $37,067, $136,266 and $136,266 for the years ended September 30, 1998, 1997 and 1996, respectively.

Stock Option Plan

The Company has adopted an Incentive Stock Option Plan ("ISO Plan") authorizing the grant of stock options and limited rights equal to 152,950 shares of common stock to officers and employees of the Bank or the Company. Options granted under the ISO Plan may be either options that qualify as incentive stock options as defined in section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Options will be exercisable on a cumulative basis in equal installments at the rate of 20% per year commencing one year from the date of grant. All options granted will be exercisable in the event the optionee terminates employment due to death, disability or normal retirement or in the event of a change in control of the Bank or the Company. The options expire ten years from the date of the grant. Simultaneously with the grant of options, the Company granted "limited rights" with respect to the shares covered by the options, which enables the optionee, upon a change of control of the Bank or the Company, to elect to receive cash for each option granted, equal to the difference between the exercise price of the option and the fair market value of the common stock on the date of exercise.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  STOCK BENEFIT PLANS (Cont'd)

Stock Option Plan (Cont'd)

The Company adopted a stock option plan for outside directors (the "Option Plan") authorizing the grant of non-statutory stock options equal to 65,550 shares of common stock to outside directors of the Bank and/or the Company. Options granted will be exercisable on a cumulative basis in equal installments at the rate of 20% per year commencing one year from the date the individual began serving as outside director, including service prior to adoption of the Plan. All options granted under the Option Plan expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a Director for any reason other than removal for cause. If a director is removed for cause, all options awarded to him shall expire upon such removal. Upon the death or disability of the participant, all options previously granted would automatically be exercisable.

Activity for the stock option plans is as follows:

                                                                        Weighted
                                                                        Average
                                             Option        Option       Exercise
                                 ISO Plan     Plan     Price Per Share    Price
                                 --------   -------    ---------------    -----
Options reserved                  152,950    65,550
                                  =======   =======
Balance at September 30, 1995      86,970    43,700        $9.44          $9.44

Granted                              --       5,000        13.50          13.50
Exercised                            --     (10,925)        9.44           9.44
Cancelled                         (19,534)     --           9.44           9.44
                                  -------   -------
Balance at September 30, 1996      67,436    37,775     9.44 to 13.50      9.63

Granted                            63,000    16,850    14.25 to 18.00     17.33
Exercised                          (8,609)     --           9.44           9.44
Cancelled                         (10,096)     --           9.44           9.44
                                  -------   -------
Balance at September 30, 1997     111,731    54,625     9.44 to 18.00     13.35

Granted                            10,000      --          26.00          26.00
Exercised                          (3,932)     --           9.44           9.44
Cancelled                          (2,624)     --           9.44           9.44
                                  -------   -------
Balance at September 30, 1998     115,175    54,625     9.44 to 26.00     14.24
                                  =======   =======
Shares execisable at
  September 30, 1998               37,905    47,625     9.44 to 18.00     11.84
                                  =======   =======

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  STOCK BENEFIT PLANS (Cont'd.)

Stock Option Plan (Cont'd)

Had compensation cost for the Company's stock benefit plans been determined consistent with SFAS 123 for awards made after September 30, 1995, estimating fair values on the date of grant using the Black- Scholes option pricing model with the following assumptions, the Company's net income and net income per common share would have been reduced to the pro forma amounts reflected below:

                                                           Year Ended September 30,
                                                  -----------------------------------------
                                                    1998            1997            1996
                                                  ---------       ---------       ---------
                                                            (Dollars in Thousands,
                                                          except for per share data)
Net income:
  As reported                                     $   3,001       $   2,505       $   1,153
  Pro forma                                       $   2,964       $   2,488       $   1,152
Net income per common share:
  As reported:
    Basic                                         $    1.86       $    1.54       $    0.66
    Diluted                                       $    1.77       $    1.50       $    0.65
  Pro forma:
    Basic                                         $    1.84       $    1.53       $    0.66
    Diluted                                       $    1.75       $    1.49       $    0.65


Weighted average fair value at date of grant      $    5.55       $    3.77       $    3.04
Dividend yield                                         1.92%           2.32%           1.48%
Expected volatility                                   16.73%          17.48%          17.48%
Risk free interest rate                                5.64%           6.19%           5.28%
Expected lives of options (in years)                      5               5               5


19.  LEGISLATIVE MATTER

On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF and spread the obligation for payment of Financial Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. The special assessment levied amounted to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank took a charge of $1,115,198 as a result of the special assessment during the year ended September 30, 1996. This legislation eliminated the substantial disparity between the amount that BIF and SAIF members had been paying for deposit insurance premiums.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  LEGISLATIVE MATTER (Cont'd.)

Currently, the FDIC has estimated that, in addition to normal deposit insurance premiums, BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits compared to 6.4 basis points by SAIF members on SAIF-insured deposits. All institutions will pay a pro-rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that legislation is adopted to eliminate the savings association charter and no savings associations remain as of the time.

The FDIC has lowered SAIF assessments to a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments as described above. Management cannot predict the precise level of FDIC insurance assessments on an ongoing basis or whether BIF and SAIF will eventually be merged.


20.  COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments primarily include commitments to extend credit and purchase securities. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes residential real estate.

The Bank has the following outstanding commitments to originate conventional mortgage loans. All commitments expire within three months.

                                                          September 30,
                                                 -------------------------------
                                                    1998                 1997
                                                 ----------           ----------
Conventional mortgages                           $7,983,000           $8,565,000
                                                 ==========           ==========

At September 30, 1998, of the $7,983,000 in outstanding commitments to originate loans, $6,675,000 are at fixed rates ranging from 6.38% to 9.50% and $1,308,000 are at adjustable rates with initial rates ranging from 6.00% to 8.25%.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  COMMITMENTS AND CONTINGENCIES (Cont'd.)

Rentals under long-term operating leases for certain branch offices amounted to approximately $188,000, $178,000 and $144,000 for the years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, the minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through August 31, 2005 are as follows:

               Year Ending                            Minimum
              September 30,                            Rent
              -------------                          --------
                  1999                               $190,000
                  2000                                139,000
                  2001                                102,000
                  2002                                 48,000
                  2003                                 48,000
               Thereafter                             101,000
                                                     --------
                                                     $628,000
                                                     ========

The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

The Company and its subsidiaries, in the conduct of their business, are involved in normal litigation matters. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the consolidated financial position or results of operations of the Company and Subsidiaries.


21.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the corporation's financial instruments are as follows:

                                                                                 September 30,
                                                              --------------------------------------------------
                                                                       1998                       1997
                                                              ----------------------      ----------------------
                                                              Carrying        Fair        Carrying        Fair
Financial assets                                                Value         Value         Value         Value
                                                              --------      --------      --------      --------
                                                                                (In Thousands)
Cash and cash equivalents                                     $  7,376      $  7,376      $ 13,388      $ 13,388
Investment securities, including available for sale             52,488        52,883        70,141        69,953
Mortgage-backed securities, including available for sale        48,921        49,261        47,878        48,486
Loans receivable                                               196,027       202,422       153,292       156,083
Accrued interest receivable                                      2,043         2,043         2,249         2,249

Financial liabilities

Deposits                                                       228,096       229,984       213,394       214,103
Advances and other borrowings                                   55,770        56,578        53,000        51,452

Commitments

To originate loans                                               7,983         7,983         8,565         8,565

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  FAIR VALUES OF FINANCIAL INSTRUMENTS (Cont'd.)

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.

In addition, the fair value estimates were based on existing on-and-off balance sheet financial instruments without attempting to value the anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of the active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  PARENT ONLY FINANCIAL INFORMATION

Financial Bancorp, Inc. operates two wholly owned subsidiaries, Financial Federal Savings Bank and 842 Manhattan Avenue Corp. The earnings of the subsidiaries are recognized by the holding company using the equity method of accounting. Accordingly, earnings of the subsidiaries are recorded as increases in the Company's investment in the subsidiary. The following are the condensed financial statements for Financial Bancorp, Inc. (Parent company only) as of September 30, 1998 and 1997 and for the three-year period ended September 30, 1998.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                             September 30,
                                                      --------------------------
Assets                                                    1998           1997
                                                      -----------    -----------
Cash and amounts due from depository institution      $   579,752    $   396,357
Investment securities available for sale                  706,750           --
Accrued interest receivable                                76,427         65,853
ESOP loan receivable                                      935,440      1,132,963
Investment in Financial Federal Savings Bank           25,958,635     24,717,432
Investment in 842 Manhattan Avenue Corp.                  297,936        264,590
Other assets                                              620,351        319,595
                                                      -----------    -----------
     Total assets                                     $29,175,291    $26,896,790
                                                      ===========    ===========
Liabilities and stockholders' equity
Other liabilities                                     $      --      $    40,556
Stockholders' equity                                   29,175,291     26,856,234
                                                      -----------    -----------
     Total liabilities and stockholders' equity       $29,175,291    $26,896,790
                                                      ===========    ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  PARENT ONLY FINANCIAL INFORMATION (Cont'd)

                         CONDENSED STATEMENTS OF INCOME

                                                  Year Ended September 30,
                                         -------------------------------------------
                                             1998            1997            1996
                                         -----------     -----------     -----------
Interest income                          $    99,397     $    90,849     $   112,031
Equity in earning of the subsidiaries      2,983,831       2,583,008       1,211,457
                                         -----------     -----------     -----------

                                           3,083,228       2,673,857       1,323,488
Expenses                                     128,295         226,680         201,401
                                         -----------     -----------     -----------

Income before income taxes                 2,954,933       2,447,177       1,122,087
Income tax (benefit)                         (46,011)        (57,646)        (30,798)
                                         -----------     -----------     -----------

Net income                               $ 3,000,944     $ 2,504,823     $ 1,152,885
                                         ===========     ===========     ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  PARENT ONLY FINANCIAL INFORMATION (Cont'd)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Year Ended September 30,
                                                              -------------------------------------------
                                                                  1998            1997            1996
                                                              -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                                  $ 3,000,944     $ 2,504,823     $ 1,152,885
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Equity in undistributed earnings of the subsidiaries      (1,102,831)     (2,583,008)     (1,211,457)
     (Increase) decrease in accrued interest receivable           (10,574)          9,205          11,126
     (Increase) decrease in other assets                         (303,726)         82,214        (315,105)
     (Decrease) increase  in other liabilities                    (40,556)          1,196          39,360
                                                              -----------     -----------     -----------
       Net cash provided by (used in) operating activities      1,543,257          14,430        (323,191)
                                                              -----------     -----------     -----------

Cash flows from investing activities:
  Decrease in ESOP loan receivable                                197,523         133,520         190,184
  Capital contribution to 842 Manhattan Avenue Corp.                 --              --          (236,000)
  Purchase of investment securities available for sale           (700,000)           --              --
                                                              -----------     -----------     -----------
       Net cash (used in) provided by investing activities       (502,477)        133,520         (45,816)
                                                              -----------     -----------     -----------
Cash flows from financing activities:
  Acquisition of treasury stock                                  (129,375)     (1,412,789)     (2,522,444)
  Payment of dividends on common stock                           (765,128)       (611,548)       (478,742)
  Treasury stock reissued for stock options                        37,118          81,269         103,132
                                                              -----------     -----------     -----------
       Net cash (used in) financing activities                   (857,385)     (1,943,068)     (2,898,054)
                                                              -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents              183,395      (1,795,118)     (3,267,061)
Cash and cash equivalents - beginning                             396,357       2,191,475       5,458,536
                                                              -----------     -----------     -----------
Cash and cash equivalents - ending                            $   579,752     $   396,357     $ 2,191,475
                                                              ===========     ===========     ===========

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            First      Second       Third       Fourth
Year Ended September 30, 1998              Quarter     Quarter     Quarter     Quarter
-----------------------------              ------      ------      ------      ------
                                              (In thousands, except per share data)
Interest income                            $5,318      $5,395      $5,568      $5,684
Interest expense                            2,802       2,970       2,962       3,056
                                           ------      ------      ------      ------
     Net interest income                    2,516       2,425       2,606       2,628

Provision for loan losses                     110          85         118          88
Non-interest income                           183         325         314         135
Non-interest expenses                       1,355       1,353       1,566       1,340
Income taxes                                  534         575         457         550
                                           ------      ------      ------      ------
Net income                                 $  700      $  737      $  779      $  785
                                           ======      ======      ======      ======
Earnings per commons share:
   Basic                                   $ 0.43      $ 0.46      $ 0.48      $ 0.49
   Diluted                                 $ 0.42      $ 0.44      $ 0.46      $ 0.45
                                           ======      ======      ======      ======

                                           First      Second       Third       Fourth
Year Ended September 30, 1997              Quarter     Quarter     Quarter     Quarter
-----------------------------              ------      ------      ------      ------
                                              (In thousands, except per share data)
Interest income                            $4,912      $4,809      $5,070      $5,281
Interest expense                            2,458       2,330       2,527       2,714
                                           ------      ------      ------      ------
     Net interest income                    2,454       2,479       2,543       2,567

Provision for loan losses                     100          96         111         120
Non-interest income                           140         171         175         197
Non-interest expenses                       1,384       1,659       1,446       1,376
Income taxes                                  517         315         500         597
                                           ------      ------      ------      ------
Net income                                 $  593      $  580      $  661      $  671
                                           ======      ======      ======      ======
Earnings per common share:
   Basic                                   $ 0.36      $ 0.35      $ 0.41      $ 0.42
   Diluted                                 $ 0.35      $ 0.35      $ 0.40      $ 0.40
                                           ======      ======      ======      ======

                             FINANCIAL BANCORP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


24.  MERGER WITH DIME COMMUNITY BANCHARES, INC.

On July 18, 1998, the Company entered into a definitive merger agreement with Dime Community Bancshares, Inc. ("Dime Community"), pursuant to which the Company will be merged with and into Dime Community. Immediately following the consummation of the merger, Financial Federal Savings Bank, a subsidiary of the Company, will merge with and into Dime Community Savings Bank of Williamsburgh, a wholly owned subsidiary of Dime Community.

Under the terms of the agreement, holders of the Company common stock will receive cash or shares of Dime Community common stock pursuant to an election, proration and allocation procedure subject to holders of 50% of the Company's shares receiving cash and 50% receiving stock. The number of shares of stock any Company stockholder receives will be determined based upon an exchange ratio designed to produce a value of $40.50 per share when Dime Community stock has a market value, during a pricing period specified in the agreement, of between $22.95 and $31.05. The maximum exchange ratio is 1.7647 and the minimum exchange ratio is 1.3043. To the extent that the market value of Dime Community common stock during the pricing period exceeds $31.05 or is less than $22.95, the per share value of the consideration to be received by the Company stockholders in the merger, whether in cash or stock, will increase or decrease, respectively.

The Company granted Dime Community an irrevocable option to purchase up to 339,627 shares of common stock at a purchase price equal to $32.00 per share. In no event shall the number of option shares exercised exceed 19.9% of the issued and outstanding shares of the Company. The Dime Community may exercise the option, in whole or in part, at anytime and from time to time, following the occurrence of purchase events, as defined, which occur prior to termination. The option shall terminate at the earlier of the effective time of merger or other events specified in the agreement. Purchase events include issuance, sale or other disposition by the Company of securities representing 20% or more voting power of the Company or any of its significant subsidiaries. Deferred merger costs in the amount of $488,000 are included in other assets at September 30, 1998.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, as of September 30, 1998, the names of the directors, their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director, the year in which their terms (or in the case of the nominees, their proposed terms) as director of the Company expire. The table also sets forth the amount of Common Stock and the percent thereof beneficially owned by each and all directors and executive officers as a group as of the Record Date.

                                                                                            Shares of
Name and Principal                                                        Expiration       Common Stock
Occupation at Present                                        Director     of Term as       Beneficially      Percent of
and for Past Five Years                             Age      Since(1)      Director          Owned(2)          Class
-----------------------                             ---      --------      --------          --------          -----
DIRECTORS
Peter S. Russo                                       52        1987          2000             53,760(4)         3.12%
  Chairman of the Board.  Managing
  partner in Trio Realty Co. and Quad
  Realty Co., owner of various retail and
  commercial properties.  President of Ven-
  Rea Corp., a photo retailer.

Dominick L. Segrete                                  58        1974          2001             69,262(4)          4.03
  President and Chief Executive Officer of
  Tucci, Segrete and Rosen Consultants Inc.,
  an architectural design firm.

Frank S. Latawiec                                    63        1996          2001             30,956(3)(6)       1.80
  President and Chief Executive Officer of
  the Company and the Bank since August
  6, 1996.  Prior to that,  Vice President
  for LCM  Marketing, Inc., a financial services
  company, and Senior Vice President for
  Hamilton Federal Savings, F.A.

Richard J. Hickey                                    60        1988          1999             22,354(4)          1.30
  Partner in the firm of Girardi & Hickey,
  certified public accountants.  Prior to that,
  Mr. Hickey was a partner in the firm of
  Girardi, Hickey and Napolitano, certified
  public accountants.

Raymond M. Calamari                                  67        1996          1999              8,000(5)          0.47
  Business Consultant, self-employed.
  Office Manager for LCM Marketing, Inc.,
  a financial services company. Prior to
  that, Vice President for Marketing for
  H.T.C. Inc., an industrial products
  company, and President and Chief
  Executive Officer of D.A.V. Corp., an
  industrial products fabricator.

                                                                                            Shares of
Name and Principal                                                        Expiration       Common Stock
Occupation at Present                                        Director     of Term as       Beneficially      Percent of
and for Past Five Years                             Age      Since(1)      Director          Owned(2)          Class
-----------------------                             ---      --------      --------          --------          -----
NAMED EXECUTIVE OFFICERS
  WHO ARE NOT DIRECTORS
P. James O'Gorman                                    39        --            --                40,518(3)(6)      2.36%
  Executive Vice President, Chief Financial
  Officer and Treasurer of the Company
  and the Bank since March 1997.

STOCK OWNERSHIP OF ALL                               --        --            --                250,194(6)(7)    14.07
  DIRECTORS AND EXECUTIVE
  OFFICERS AS A GROUP
   (9 PERSONS)

----------
(1) Includes years of service as a director of the Company's predecessor, the Bank.

(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported herein (except as noted).

(3)  Includes 3,002,  4,002 and 2,001 unvested shares held by Mr. Latawiec under
     Part I, Part II and Part III, respectively, of the Financial Federal Savings Bank Recognition and Retention Plan ("RRP") which will vest in equal annual installments until September 24, 2001, February 18, 2002 and June 17, 2002, respectively. Includes 3,117, 2,801 and 1,613 unvested shares held by Mr. O'Gorman under Part I, Part II and Part III, respectively, of the RRP which will vest in equal annual installments until January 26, 2000, February 18, 2002 and June 17, 2002, respectively.

(4) Includes 10,925, 16,850 and 16,850 shares subject to options held by Mr. Segrete, Mr. Russo and Mr. Hickey, respectively, under the Financial Bancorp, Inc. 1995 Stock Option Plan for Outside Directors ("Directors' Option Plan"), which are currently exercisable.

(5) Includes 1,000 and 1,000 shares subject to options held by Mr. Calamari under the Directors' Option Plan, which became exercisable on October 22, 1997 and October 22, 1998, respectively. Does not include the remaining 3,000 shares subject to options granted to Mr. Calamari under the Directors' Option Plan, which will continue to vest in equal annual installment on October 22, 1999, 2000 and 2001, respectively.

(6) Includes 4,590, 3,200 and 1,200 shares subject to options held by Mr. O'Gorman under Part I, Part II and Part III, respectively, of the Incentive Stock Option Plan ("Incentive Option Plan") which became exercisable in equal annual installments on January 26, 1996, February 18, 1998 and June 17, 1998, respectively. Does not include the remaining 3,058, 12,800 and 4,800 shares subject to option granted to Mr. O'Gorman under the Incentive Option Plan which will continue to vest in equal annual installments until January 26, 2000, February 18, 2002 and June 17, 2002, respectively. Includes 3,000, 4,800 and 1,800 shares subject to options held by Mr. Latawiec under the Directors' Option Plan and Part II and Part III, respectively, of the Incentive Stock Option Plan which became exercisable in equal annual installments beginning December 21, 1996, February 18, 1998 and June 17, 1998. Does not include 2,000, 19,200 and 7,200 shares subject to options granted to Mr. Latawiec under the Directors' and Incentive Option Plan which will continue to vest in equal annual installments until December 21, 2000, February 18, 2002 and June 17, 2002, respectively.

(7) Includes 49,625 shares which may be acquired through the exercise of stock options granted under the Directors' Option Plan, 19,937 shares with respect to all executive officers which may be acquired through the exercise of stock options under the Incentive Stock Option Plan, and 23,568 unvested shares awarded to executive officers under the RRP.

Executive Officers Who Are Not Directors

     The following table sets forth certain information regarding executive officers of the Company, at September 30, 1998, who are not also directors.


           Name         Age           Position Held
--------------------------------------------------------------------------------

P. James O'Gorman        39     Executive Vice President, Chief Financial
                                Officer and Treasurer

Robert E. Adamec         55     Senior Vice President and Corporate Secretary

Valerie M. Swaya         32     Vice President and Chief Administrative Officer

Dennis Hodne             52     Senior Vice President, Retail Operations

     P. James O'Gorman. Mr. O'Gorman joined the Bank in 1990 as Controller, and in March 1991 was promoted to Treasurer of the Bank. From November 1993 to March 1994, Mr. O'Gorman served as Vice President and Treasurer of the Bank until March 1994, when Mr. O'Gorman was named Senior Vice President, Chief Financial Officer and Treasurer of the Bank, and in March 1997 was promoted to Executive Vice President. Mr. O'Gorman is a Certified Public Accountant.

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

     Dennis Hodne. Mr. Hodne has been employed by the Bank since April 1998 as Senior Vice President. Prior to April 1998, Mr. Hodne was Senior Vice President and Branch Administrator at Home Federal Savings Bank and Senior Vice President of Hamilton Federal Savings and Loan Association from 1992 to 1994.

ITEM 11. EXECUTIVE COMPENSATION

Directors' Fees

     Directors of the Company do not receive any fees or retainer for serving on the Company's Board of Directors. For the 1998 fiscal year, outside directors of the Bank received an annual retainer of $35,000 and the Chairman received an annual retainer of $25,000, All fees are paid to outside directors on a monthly basis. Directors of the Bank receive no fee or other compensation for participation on committees of the Board. Directors who are also officers of the Bank or the Company receive no fee or other compensation for their Board or Committee participation. In addition, commencing in January 1998, Mr. Calamari receives $500 per month for building/property inspections for potential loan originations of mixed-use, multi-family and commercial real estate loans.

Outside Directors' Consultation and Retirement Plan.

     The Bank maintains the Financial Federal Savings and Loan Association Outside Directors' Consultation and Retirement Plan (the "Directors' Retirement Plan") to provide benefits to outside directors and to ensure their continued service and assistance in the conduct of the Bank's business in the future. Directors who currently are not officers or employees of the Bank ("Outside Directors"), have served as a director for at least seven years and who, within thirty days of retirement, agree to provide consulting services to the Bank are eligible, upon retirement, to receive an annual benefit, based on the Outside Director's annual retainer fee determined at the date of termination, equal to the lesser of ten (10) years or one half of the number of months of such participant's credited service. The Directors' Retirement Plan provides that, in the event of a change in control of either the Company or the Bank, any requirement for the performance of consulting services is waived, and the compensation that would have been payable to each currently serving, eligible outside director in the event of his retirement will be paid in a single lump sum without discount for early payment. Consummation of the Merger with Dime Bancshares will result in a change in control of the Company and the Bank for purposes of the Directors' Retirement Plan. Assuming a closing date of February 1, 1999, the following lump sum amounts would be payable as of the Effective Time to the following current directors: Mr. Russo, $195,417; Mr. Segrete, $250,000; and Mr. Hickey, $129,167.

Outside Directors' Option Plan.

     The Company maintains the Stock Option Plan for Outside Directors ("Directors' Option Plan") for all directors who are not also employees of the Company or the Bank. The Directors' Option Plan authorizes the granting of non-statutory options for a total of 65,550 shares of Common Stock to certain members of the Board of Directors of the Company. Directors who were serving as directors on both the date of the Company's initial public offering and the effective date of the Directors' Option Plan and who were not also serving as employees of the Company or any of its affiliates are eligible to participate in the Directors' Option Plan. Each member of the Board of Directors who was not an officer of the Bank or the Company received options to purchase a number of shares of Common Stock, depending upon length of Board service, at an exercise price of 100% of the Fair Market Value of the Common Stock of the Company on the date of grant. Each outside director with years of service in excess of five (5) years was granted non-statutory options to purchase 10,925 shares of Common Stock. Each outside director with less than five (5) years of service was granted non-statutory options to purchase 5,000 shares of Common Stock. Options granted after September 24, 1996 under the Directors Option Plan become exercisable in the amount of twenty percent (20%) per year commencing one year from the date of grant. In addition, options granted in December 1995 to Mr. Latawiec under the Directors Option Plan became exercisable in the amount of twenty percent (20%) per year commencing one year from the date of grant.

Recognition and Retention Plan for Outside Directors.

     The Company maintains the Recognition and Retention Plan for Outside Directors ("RRP") which grants awards to directors who are not also employees of the Company or the Bank. The RRP authorizes the granting of plan share awards ("Plan Share Awards") in the form of up to 65,550 shares of Common Stock. Under
Part II of the RRP, outside directors serving in such capacity as of the effective date of the RRP were awarded Plan Share Awards based upon length of Board service. Each outside director with years of service in excess of twenty
(20) years was granted an award of 1,500 shares of Common Stock. Each outside director with between ten (10) and twenty (20) years of service was granted an award of 1,000 shares of Common Stock. Each outside director with between five
(5) and ten (10) years of service was granted an award of 500 shares of Common Stock. Plan Share Awards are nontransferable and nonassignable. Recipients of the Plan Share Awards will earn (i.e., become vested in) the shares of Common Stock covered by the Plan Share Awards over a period of time. At September 30, 1997, all Plan Share Awards granted to Outside Directors to date were vested. Plan Share Awards to subsequent Outside Directors shall vest at the rate of twenty percent (20%) annually commencing one year from the date of grant.

     Pursuant to the terms of the FIBC Option Plans and the Financial Federal Savings Bank Recognition and Retention Plan (together, the "FIBC Stock Plans"), upon consummation of the Merger, each FIBC Option will become fully vested and exercisable and each award of restricted shares of FIBC Common Stock will immediately vest. As of October 30, 1998, the executive officers of FIBC held FIBC Options at the indicated weighted average exercise price: Mr. Latawiec, 38,000 shares at $17.17 (29,400 of which are currently unvested); Mr. Adamec, 7,244 shares at $11.53 (3,697 of which are currently unvested); Mr. O'Gorman, 29,648 shares at $15.59 (20,658 of which are currently unvested); and Ms. Swaya, 4,000 shares at $17.00 (3,200 of which are currently unvested). As of such date, such executive officers held shares of restricted stock, as follows: Mr. Latawiec, 9,003 shares; Mr. Adamec, 2,671 shares; Mr. O'Gorman, 7,531 shares; and Ms. Swaya, 4,361 shares. As of October 30, 1998, the directors of FIBC held FIBC Options at the indicated weighted average exercise price: Mr. Calamari, 5,000 shares at $14.25; Mr. Hickey, 16,850 shares at $12.10; Mr. Russo, 16,850 shares at $12.10; and Mr. Segrete, 10,925 shares at $9.44.

Executive Compensation

     The report of the Compensation Committee and the stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act, except as to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     Compensation Committee Report on Executive Compensation. Under rules established by the Securities and Exchange Commission ("SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the executive compensation committee of the Bank at the direction of the Board of Directors has prepared the following report for inclusion in this proxy statement.

     This report is submitted by the Compensation Committee of the Boards of Directors of the Company and Bank (the "Compensation Committee") and summarizes its involvement in the compensation decisions, policies and programs adopted by the Bank and Company for executive officers, including the Chief Executive Officer ("CEO"), during the fiscal year ended September 30, 1998. The members of the Compensation Committee include Messrs. Hickey (Chairman), Segrete, Russo and Calamari, all of whom are outside directors.

     General Policy. The stated purpose of the Compensation Committee and its corresponding practices are designed to reward and provide incentives for executives, based upon the Company's financial performance and the individual's performance. One of the primary objectives of the executive compensation program is to retain skilled and motivated executive officers, along with promoting growth and profitability for the Company. Compensation levels are established subsequent to a review of certain quantitative and qualitative factors, including, but not limited to, financial performance, the individual's commitment, leadership and level of responsibilities.

     The Compensation Committee is responsible for conducting periodic reviews of compensation for executive officers, including the CEO. The Compensation Committee determines salary levels for executive officers, other officers and employees, and short-term cash incentive awards, if and as deemed appropriate, in addition to grants under the Bank and Company's stock-based benefit plans.

     Components of Compensation. In evaluating executive compensation, the Compensation Committee reviews and analyzes three fundamental components, which include salary, short-term incentive awards (performance awards) and long-term incentive compensation, which includes, but is not limited to, grants under the Company's stock-based benefit plans.

     Salary. Salary levels for executive officers and other officers are reviewed by the Compensation Committee on an annual basis. Evaluations of the executive officers and their specific cash compensation levels are based upon the Company's financial performance for the said fiscal year, in addition to certain discretionary criteria; however, no specific formula was used to determine annual cash compensation levels or performance awards for executive officers, although the Company's financial performance was a major factor which determined compensation levels. Salary levels are designed to be commensurate with the individual's responsibilities, experience and marketplace conditions. In making such determination, the Compensation Committee reviewed the "1998 Bank Executive and Director Compensation Survey" published by Sheshunoff. The institutions reviewed by the compensation committee in the survey are not necessarily comprised of the same group of institutions used in the peer group of the Stock Performance

Graph. For purposes of determining compensation, the Bank generally considers its peer group to consist of thrift institutions and banks with deposits between $250 million and $500 million, operating in the Mid-Atlantic region, with particular emphasis on the New York City Metropolitan Area.

     Short-term Incentive Compensation (Performance Awards). The Board of Directors adopted, as part of its Executive Compensation Policy, a program for quarterly incentive performance awards. Historically, the short-term incentive component of executive compensation has been granted based upon the Company's annual profitability. The short-term incentive awards are in the form of cash distributions or stock-based benefit awards to executives based upon financial performance, as well as individual achievements. The financial performance component consists of certain factors, including, but not limited to, earnings per share, return on average assets and return on average equity. Although the Compensation Committee analyzes these individual factors, no specific mathematical weightings of these factors are used to calculate the performance awards. However, the Compensation Committee makes these performance measures as quantitative and objective as possible.

     The Compensation Committee has the authority and discretion to make adjustments to the short-term incentive plan as deemed prudent and appropriate. The Compensation Committee determined that short-term incentive awards for executive officers be determined and distributed on a quarterly basis, subsequent to a review of the Company's quarterly financial results. The CEO and the other executive officers were granted cash incentive awards for three quarters of fiscal 1998.

     Long-term Incentive Compensation. The long-term incentive compensation portion of the Bank and Company's compensation program consists of the ESOP, the RRP and the Incentive Option Plan. After the Company's first Annual Meeting of Shareholders held on January 26, 1995, the Committee granted stock options and restricted stock awards during fiscal 1995, 1996 and 1997, which vest over a five year period. These stock-based benefit plans are designed as an incentive for the executive officers and key employees of the Bank to encourage and retain longer-term performance, and to align the financial interests of such individuals with those of the Company's shareholders.

     All stock options granted under the Incentive Option Plan have an exercise price equal to the fair market value of the common stock on the date of grant. Under the RRP, the awards are granted in the form of shares of the Company's Common Stock, which are held in trust until the share award vests. The Compensation Committee may grant awards at its discretion under the plan at any time. Although there is no specific formula, the factors utilized in determining an individual's eligibility in the plans are commensurate with the executive officer's position, responsibilities and contributions to the Company.

     Compensation of the Chief Executive Officer. In assessing the appropriate level of compensation for the CEO, the Compensation Committee reviews corporate performance, individual performance, and a published compensation survey. For fiscal 1998, the CEO's annual base salary was $120,016.

     The Compensation Committee recognizes the CEO's contributions to the Company's operations and attempts to ensure that the CEO's compensation is commensurate with the Company's peer group. Subsequent to a review of the "1998 Bank Executive and Director Compensation Survey" published by Sheshunoff, the Compensation Committee determined that the CEO's cash compensation is in line with the average disclosed in the compensation survey.

     Although certain quantitative and qualitative factors were reviewed to determine the CEO's compensation, no specific formula was utilized in the Compensation Committee's decisions nor did the Committee set a specified salary level based upon the corporate performance.

                           The Compensation Committee

                          Richard J. Hickey (Chairman)
                                 Peter S. Russo
                               Dominick L. Segrete
                               Raymond M. Calamari

     Stock Performance Graph. The following graph shows a comparison of total shareholder return on the Company's Common Stock, based on the market price of the Common Stock with the cumulative total return of companies in The Nasdaq Stock Market and The Nasdaq Stock Market Bank Stock Index for the period beginning on August 17, 1994, the day the Company's Common Stock began trading, through September 30, 1998. The data was supplied by the Center for Research in Security Prices ("CRSP").

             Comparison of Total Returns of Financial Bancorp, Inc.
                   Nasdaq Market Index and Nasdaq Bank Stocks

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]



                                     Summary

                             8/17/94     9/30/94      9/29/95     9/30/96      9/30/97      9/30/98
                             -------     -------      -------     -------      -------      -------
Financial Bancorp, Inc.       100.0        92.2        127.3       142.5        211.4        315.5
Nasdaq Market Index           100.0       102.9        142.1       168.6        231.4        236.5
Nasdaq Bank Stocks Index      100.0        98.6        124.3       158.6        264.3        262.3

Notes:

A. The lines represent annual index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end is not a trading day, the preceding trading day is used.

D.   The index level for all series was set to $100.00 on 8/17/94.

     Summary Compensation Table. The following table shows, for the years ended September 30, 1998, 1997 and 1996, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to each person serving as chief executive officer during fiscal year 1998 and executive officers of the Company and the Bank who received salary and bonus in excess of $100,000 in fiscal year 1998 ("Named Executive Officers"). No other executive officer of the Company and the Bank received salary and bonus in excess of $100,000 in fiscal year 1998. The Company does not pay any cash compensation.

                                                  Annual Compensation                 Long-Term Compensation
                                         -------------------------------------  -----------------------------------
                                                                                          Awards            Payouts
                                                                                --------------------------  -------
                                                                                               Securities
                                                                  Other Annual   Restricted    Underlying    LTIP
        Name and                          Salary       Bonus      Compensation  Stock Awards  Options/SARs  Payouts    All Other
    Principal Office             Year     ($)(1)        ($)          ($)(2)        ($)(3)        (#)(4)       (5)    Compensation
    ----------------             ----    --------    --------     ------------  ------------  ------------  -------  ------------
Frank S. Latawiec ............   1998    $120,016    $ 75,000(8)    $    --       $     --       5,000(9)    None    $     --
  President and Chief            1997     120,016      51,500            --        130,313      33,000       None          --
  Executive Officer of           1996      17,541          --            --         76,250          --       None      10,500(6)
  the Company and the
  Bank

P. James O'Gorman ............   1998    $ 83,980    $ 64,000(8)    $    --       $     --          --       None    $ 58,466(7)
  Executive Vice                 1997      83,980      31,000            --         97,693      22,000       None      27,405
  President, Chief               1996      79,307       6,000            --             --          --       None      12,677
  Financial Officer of the
 Company and the Bank

(1) Salary includes compensation deferred at the election of the Named Executive Officers through the Bank's 401(k) Plan.

(2) There were no (a) perquisites over the lesser of $50,000 or 10% of either of the Named Executive Officer's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation;
     (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

(3) Mr. Latawiec and Mr. O'Gorman held an aggregate of 9,005 and 7,531 unvested shares of Common Stock, respectively, pursuant to the RRP. Unvested awards to Mr. Latawiec and Mr. O'Gorman will vest in equal annual installments from the respective dates of their grants. When shares become vested and are distributed, the recipient will also receive an amount equal to accumulated dividends and earnings thereon (if any). All awards vest immediately upon termination of employment due to death, disability or change in control. As of September 30, 1998, the market value of the 9,005 unvested shares held by Mr. Latawiec was $298,291 and the market value of the 7,531 unvested shares held by Mr. O'Gorman was $249,464.

(4) Includes options awarded under the Incentive Option Plan. To the extent not already exercisable, the options become exercisable upon death, disability or a change in control. See "Incentive Stock Option Plan."

(5) For fiscal years 1998, 1997 and 1996, the Bank had no long-term incentive plans in existence, and therefore made no payouts or awards under such plans.

(6) Represents directors' fees paid to Mr. Latawiec during fiscal 1996 prior to his appointment as President and Chief Executive Officer of the Bank and the Company.

(7) Represents shares of Common Stock granted pursuant to the ESOP. For fiscal year 1998, Mr. O'Gorman was allocated 1,765 shares of Common Stock. Dollar amounts reflect market value $58,466 as of September 30, 1998. No discretionary contributions were made to the 401(k) for fiscal 1998.

(8) Bonuses are earned on a fiscal year basis and are paid quarterly. A portion of the fiscal year 1998 bonus was paid during the first fiscal quarter of 1999. Mr. Latawiec and Mr. O'Gorman were awarded $75,000 and $64,000, respectively, in short-term incentive awards.

(9) Includes options awarded under the Directors Incentive Stock Option Plan during the time Mr. Latawiec served as an outside director.

     Employment/Salary and Benefit Continuation Agreements. FIBC has in effect Employment Agreements with each of Messrs. Adamec and O'Gorman which provide, among other things, for severance and other benefits to be paid in the event of a qualifying termination of the executive's employment with FIBC during the term of the Employment Agreement and following a change in control (as defined in the Employment Agreements). In addition to cash severance payments, the executive is entitled under his Employment Agreement to continued welfare-type benefits for the 36-month period following the date of such termination of employment, and to receive benefits due to him or contributed on his behalf to any retirement, incentive, profit sharing, bonus, performance disability or other employee benefit plan maintained by FIBC or Financial Federal on the executive's behalf. In connection with the Merger, Dime Bancshares has entered into a letter agreement with each of Messrs. Adamec and O'Gorman whereby such executives will receive on the Closing Date in full settlement of their rights to severance pay under the Employment Agreement a lump sum in cash equal to, for Mr. Adamec, $319,958; and Mr. O'Gorman, $462,747 (each executive will still be entitled to continued welfare-type benefits as described above). Consummation of the Merger will constitute a change in control for purposes of the Employment Agreements.

     FIBC has in effect Salary Continuation Agreements with each of Mr. Latawiec and Ms. Swaya which provide for salary continuation and other benefits to be paid in the event of a change in control (as defined in the Salary Continuation Agreements). In addition to salary continuation payments, the executive is entitled under his or her Salary Continuation Agreement to continued welfare-type benefits for the two-year period following the date of such change in control. Each Salary Continuation Agreement provides that the aggregate benefits to be received by the executive under such agreement will be reduced in order to avoid any portion of such benefits being treated as an "excess parachute payment" (within the meaning of Section 280G of the Code). In connection with the Merger, Dime Bancshares and each of Mr. Latawiec and Ms. Swaya have entered into a letter agreement whereby such executives will receive in full settlement of their rights to salary continuation payments under the Employment Agreement the lesser of (i) the maximum amount which may be paid without any portion of such amount being treated as an excess parachute payment and (ii) a lump sum in cash equal to, for Mr. Latawiec, $240,032; and for Ms. Swaya, $130,416 (each executive will still be entitled to continued welfare-type benefits as described above). The Merger will constitute a change in control for purposes of the Salary Continuation Agreements.

     In exchange for the receipt of severance or salary continuation payments, as applicable, on the Closing Date, each executive has agreed to execute a general release of FIBC, Financial Federal, Dime Bancshares and Dime of Williamsburgh from any claims which the executive has or may have with respect to the Employment Agreement or Salary Continuation Agreement, as applicable (except for claims with respect to continued welfare benefits).

     Incentive Stock Option Plan. The Company maintains the Incentive Stock Option Plan, which provides discretionary awards to officers and key employees as determined by a committee of disinterested directors who administer the plan. No stock appreciation rights were granted to the Named Executive Officers during fiscal year 1998.

     The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the Named Executive Officers as of September 30, 1998. Also reported are the value for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.


                        FISCAL YEAR END OPTION/SAR VALUES

                                            Securities Underlying Number           Value of Unexercised In-the-
                                            of Unexercised Options/SARs               Money Options/SARs at
                                               at Fiscal Year End (#)                  Fiscal Year End ($)
                                         ----------------------------------    ------------------------------------

                                          Exercisable       Unexercisable        Exercisable        Unexercisable
                                         --------------    ----------------    ---------------    -----------------
Frank S. Latawiec....................        9,600              28,400             $160,500           $445,750(1)
P. James O'Gorman....................        8,990              20,658              176,464            343,429(2)

----------
(1) Market value of underlying securities at fiscal year end ($33.125) minus the exercise or base price ($13.50, $18.00 and $17.00) per share for 2,000, 19,200 and 7,200 shares subject to options, respectively.

(2) Market value of underlying securities at fiscal year end ($33.125) minus the exercise or base price ($9.44, $18.00 and $17.00) per share for 3,058, 12,800 and 4,800 shares subject to options, respectively.

     Retirement Plan. The Bank maintains the Financial Federal Savings and Loan Association Retirement Income Plan ("Retirement Plan"), a non-contributory defined benefit plan. The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65, or at age 60 with 30 years of service, to a participant electing to receive his retirement benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. The benefits listed in the retirement benefit table are based upon salary and bonus and are subject to any Social Security amounts.

                            AS OF SEPTEMBER 30, 1998
                                RETIREMENT AGE 65
                                -----------------

                                     Years of Credited Service
               -----------------------------------------------------------------
    Average
    Annual
 Compensation      15            20           25            30           35
-------------- -----------   -----------   ----------   ----------   -----------
   $ 25,000      $  5,625      $  7,500     $  9,375      $11,250     $  13,125
     50,000        12,665        16,887       21,109       25,331        29,553
     75,000        20,166        26,887       33,609       40,331        47,053
    100,000        27,665        36,887       46,109       55,331        64,553
    150,000        42,665        56,887       71,109       85,331        99,553
    160,000        45,665        60,887       76,109       91,331       106,553

The maximum annual compensation on which retirement benefits may be calculated under Section 401(a)(17) of the Internal Revenue Code is limited to $160,000.

     The following table sets forth the years of credited service (i.e., benefit service) as of September 30, 1998 for each executive officer.


                                               Credited Service
                                 --------------------------------------------
Name                                  Years                      Months
                                 ---------------            -----------------
Frank S. Latawiec                       2                           1
P. James O'Gorman                       7                          11
Robert E. Adamec                        8                           2
Valerie M. Swaya                        3                          11
Dennis Hodne                            0                           5


Management of Dime Bancshares after the Merger

     The Merger Agreement provides that, at the Effective Time, the directors and officers of Dime Bancshares will consist of the directors and officers of Dime Bancshares immediately prior to the Effective Time. The directors and officers of Dime of Williamsburgh following the Bank Merger will consist of the directors and officers of Dime of Williamsburgh immediately prior to the Effective Time.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Part III, Item 10 of this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Certain Related Persons

     The Bank's current policy provides that all loans made by the Bank to its directors and officers are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Prior to the FIRREA, the Bank made loans to officers with discounted interest rates and loan origination fees.

     Set forth below is certain information as of September 30, 1998, with respect to loans made by the Bank on preferential terms to executive officers whose aggregate indebtedness to the Bank exceeded $60,000 at any time since October 1, 1997.

                                                                            Balance     Interest Rate
                                           Maturity    Largest Amount        as of          as of
                                  Date       Date     Outstanding Since    September      September       Type of
Name and Position               of Loan    of Loan     October 1, 1997     30, 1998       30, 1998         Loan
-----------------               -------    -------     ---------------     ---------      ---------        -----
Valerie M. Swaya                07/26/95   08/01/25       $ 98,935         $ 97,155           7.0%        Mortgage
  Vice President and
  Chief Administrative
  Officer

P. James O'Gorman               03/09/98   04/01/13       $240,800         $236,874          6.75%        Mortgage
  Executive Vice President,
  Chief Financial Officer

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) The following are filed as a part of this report:

               o    Independent Auditors' Report

               o    Consolidated   Statements  of  Financial   Condition  as  of
                    September 30, 1998 and 1997

               o Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended September 30, 1998

               o Consolidated Statements of Changes in Stockholders' Equity for Each of the Years in the Three-Year Period Ended September 30, 1998

               o Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended September 30, 1998

               o    Notes to Consolidated Financial Statements

          (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  Exhibits

   Exhibit
   Number
   ------

     2.0 Agreement and Plan of Merger by and between Financial Bancorp, Inc. and Dime Community Bancshares, Inc. dated as of July 18, 1998. (1)

     3.1    Certificate of Incorporation of Financial Bancorp, Inc. (2)

     3.2    Bylaws of Financial Bancorp, Inc. (2)

     4.0    Stock Certificate of Financial Bancorp, Inc. (2)

     10.1   Financial Federal Savings Bank Recognition and Retention Plan (3)

     10.2   Financial Bancorp, Inc. 1995 Incentive Stock Option Plan (4)

     10.3   Financial Bancorp, Inc. 1995 Stock Option Plan for Outside Directors
            (3)

     10.4 Financial Savings and Loan Association Employee Stock Ownership Plan and Trust (2)

     10.5 Amended and Restated Salary and Benefits Continuation Agreement between Financial Bancorp, Inc., Financial Federal Savings Bank and Frank S. Latawiec (6)

     10.6   Salary  and  Benefits   Continuation   Agreement  between  Financial
            Bancorp,  Inc.,  Financial Federal Savings Bank and Valerie M. Swaya
            (6)

     10.7 Employment Agreement between Financial Federal Savings and Loan Association and P. James O'Gorman (5)

     10.8 Employment Agreement between Financial Federal Savings and Loan Association and Robert E. Adamec (5)

     10.9 Employment Agreement between Financial Bancorp, Inc. and P. James O'Gorman (5)

     10.10 Employment Agreement between Financial Bancorp, Inc. and Robert E. Adamec (5)

     10.11 Financial Federal Savings and Loan Association Outside Directors' Consultation and Retirement Plan (2)

     11.0   Computation of earnings per share (filed herewith)

     21.0 Subsidiary information is incorporated herein by reference to "Subsidiaries"

     23.0   Consent of Radics & Co., LLC (filed herewith)

     27.0   Financial Data Schedule

     99.0 Stock Option Agreement, dated July 18, 1998, between Financial Bancorp, Inc. and Dime Community Bancshares, Inc. (1)

----------
(1) Incorporated by reference from the Form 8-K, filed with the SEC on July 23, 1998.

(2) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 18, 1994, Registration No. 33-76664.

(3) Incorporated herein by reference into this document from the Proxy Statement for the January 17, 1996 Annual Meeting of Stockholders filed on December 18, 1995.

(4) Incorporated herein by reference into this document from the Proxy Statement for the January 26, 1995 Annual Meeting of Stockholders filed on December 15, 1994.

(5) Incorporated herein by reference into this document from the Annual Report on Form 10-K for the fiscal year ended September 30, 1994 filed with the SEC on December 20, 1994.

(6) Incorporated by reference into this document from the Exhibits to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 29, 1997.

(b)  Reports on Form 8-K

     On July 20, 1998, the Company and Dime Community Bancshares, Inc. the holding company for the Dime Savings Bank of Williamsburgh, entered into a definitive merger agreement pursuant to which Dime Community will acquire Financial Bancorp, Inc., subject to regulatory and shareholder approval. Subsequently on July 23, 1998, the Company filed a Form 8-K, which reported the terms of the merger. The Merger Agreement was filed as an exhibit thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FINANCIAL BANCORP, INC.


                                         By:  /s/Frank S. Latawiec
                                              ------------------------------
                                              Frank S. Latawiec
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal Executive Officer)

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

      Name                 Title                                     Date
      ----                 -----                                     ----

/s/Frank S. Latawiec       President, Chief Executive          December 29, 1998
-----------------------    Officer and Director
Frank S. Latawiec          (Principal Executive Officer)



/s/P. James O'Gorman       Executive Vice President, Chief     December 29, 1998
-----------------------    Financial Officer and Treasurer
P. James O'Gorman          (Principal Accounting Officer)



/s/Peter S. Russo          Chairman of the Board               December 29, 1998
-----------------------
Peter S. Russo



/s/Dominick L. Segrete     Director                            December 29, 1998
-----------------------
Dominick L. Segrete


/s/Richard J. Hickey       Director                            December 29, 1998
-----------------------
Richard J. Hickey


/s/Raymond M. Calamari     Director                            December 29, 1998
-----------------------
Raymond M. Calamari